Form 10-Q
period 1993-12-31
GAYLORD CONTAINER CORP /DE/
filed 1994-02-14
CIK 812700

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        QUARTERLY REPORT AS UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 AS AMENDED AND RESTATED

   (Mark One)
       X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1993


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to           .


      For Quarter Ended December 31, 1993      Commission file number 1-9915

                         GAYLORD CONTAINER CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                          36-3472452
       (State or other jurisdiction of          (I.R.S.  Employer
       incorporation or organization)           Identification No.)


                         500 Lake Cook Road, Suite 400
                           Deerfield, Illinois  60015
                           Telephone:  (708) 405-5500
         (Address, including zip code, and telephone number, including area code, of registrant's principal offices)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


       As of February 3, 1994, the registrant had outstanding 47,642,688 shares (including 31,845,533 shares held in trust for the benefit of the warrant holders) of its $0.0001 par value Class A Common Stock, 31,845,533 redeemable exchangeable warrants and 5,951,427 shares of its $0.0001 par value Class B Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder thereof.

                                                                        PAGE
       PART I.  FINANCIAL INFORMATION                                 NUMBERS
       Item 1.   Financial Statements.                                  1 - 5

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                   6 - 9


       PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings.                                      10

       Item 2.   Changes in Securities.                                  10

       Item 3.   Defaults Upon Senior Securities.                        10

       Item 4.   Submission of Matters to a Vote of Security Holders.    10

       Item 5.   Other Information.                                      10

       Item 6.   Exhibits and Reports on Form 8-K.                       11

       SIGNATURES                                                        12

   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

   CONDENSED CONSOLIDATED BALANCE SHEETS,
   DECEMBER 31, 1993 AND SEPTEMBER 30, 1993 (In millions)

                                                        DECEMBER 31,   SEPTEMBER 30,
                                                            1993           1993
                                                         ---------       ----------
 ASSETS
 CURRENT ASSETS:
   Cash and equivalents                                   $   9.8         $  27.6
   Trade receivables (less allowances of
     $4.6 million and $4.5 million, respectively)           102.6           103.2
   Inventories (Note 3)                                      66.1            61.2
   Other current assets                                       6.4             7.4
                                                         ---------       ----------
       Total current assets                                 184.9           199.4
                                                         ---------       ----------

 PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment at cost                    892.2           887.3
   Less accumulated depreciation                            289.8           276.2
                                                         ---------       ----------
       Property - Net                                       602.4           611.1
                                                         ---------       ----------

 OTHER ASSETS                                                45.3            49.6
                                                         ---------       ----------
         TOTAL                                            $ 832.6         $ 860.1
                                                         ---------       ----------
                                                         ---------       ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 2)          $   5.7         $   5.7
   Trade payables                                            39.0            43.7
   Accrued and other liabilities                             43.6            50.1
                                                         ---------       ----------
       Total current liabilities                             88.3            99.5
                                                         ---------       ----------

 LONG-TERM DEBT (Note 2)                                    678.7           670.1

 OTHER LONG-TERM LIABILITIES                                 30.7            32.6

 DEFERRED INCOME TAXES                                        4.3             4.3

 COMMITMENTS AND CONTINGENCIES                                 -               -

 STOCKHOLDERS' EQUITY:
   Class A common stock - par value, $.0001 per share;
     authorized 125,000,000 shares; issued 47,709,389
     shares and 47,510,789 shares, respectively, and
     outstanding 47,623,689 shares and 47,425,089
     shares, respectively                                      -               -
   Class B common stock - par value, $.0001 per share;
     authorized 15,000,000 shares; issued and
     outstanding 5,951,427 shares                              -               -
   Capital in excess of par value                           169.4           169.4
   Retained deficit                                        (127.9)         (104.9)
   Common stock in treasury - at cost; 85,700 shares         (0.8)           (0.8)
   Recognition of minimum pension liability                 (10.1)          (10.1)
                                                         ---------       ----------
   Total stockholders' equity                                30.6            53.6
                                                         ---------       ----------
         TOTAL                                            $ 832.6         $ 860.1
                                                         ---------       ----------
                                                         ---------       ----------

   See notes to condensed consolidated financial statements.

   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
   DECEMBER 31, 1993 AND 1992   (In millions, except per share data)



                                                THREE MONTHS ENDED DECEMBER 31,
                                                     1993               1992
                                                    -------            -------
   NET SALES                                      $ 183.9            $ 176.8
   COST OF GOODS SOLD                               167.2              151.0
                                                    -------            -------
   GROSS MARGIN                                      16.7               25.8
   SELLING AND ADMINISTRATIVE COSTS                 (20.1)             (18.8)
   DEBT RESTRUCTURING EXPENSES (Note 2)               -                 (8.6)
                                                    -------            -------
   OPERATING LOSS                                    (3.4)              (1.6)
   INTEREST EXPENSE - Net (Note 2)                  (19.5)             (12.0)
   OTHER EXPENSE - Net                               (0.1)              (0.1)
                                                    -------            -------
   LOSS BEFORE INCOME TAXES, EXTRAORDINARY
     ITEM AND ACCOUNTING CHANGE                     (23.0)             (13.7)
   INCOME TAXES                                       -                  -
                                                    -------            -------
   LOSS BEFORE EXTRAORDINARY ITEM AND
     ACCOUNTING CHANGE                              (23.0)             (13.7)
   EXTRAORDINARY GAIN (Note 2)                        -                201.5
   ACCOUNTING CHANGE (Note 1)                         -                 (1.3)
                                                    -------            -------
   NET INCOME (LOSS)                                (23.0)           $ 186.5
                                                                       -------
                                                                       -------

   RETAINED DEFICIT:
     BEGINNING OF PERIOD                           (104.9)
                                                    -------
     END OF PERIOD                                $(127.9)
                                                    -------
                                                    -------

   EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE:
     LOSS BEFORE EXTRAORDINARY ITEM AND
       ACCOUNTING CHANGE                          $ (0.43)           $ (0.35)
     EXTRAORDINARY GAIN                               -                 5.14
     ACCOUNTING CHANGE                                -                (0.03)
                                                    -------            -------

   NET INCOME (LOSS)                              $ (0.43)           $  4.76
                                                    -------            -------
                                                    -------            -------

   AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                   53.5               39.2
                                                    -------            -------
                                                    -------            -------





   See notes to condensed consolidated financial statements.

    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992 (In millions)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                         1993              1992
                                                        --------         --------
    CASH FLOWS FROM OPERATIONS:
    Loss before extraordinary item and
     accounting change                                  $(23.0)          $(13.7)
    Adjustments to reconcile loss before extraordinary
      item and accounting change to net cash from
      operating activities:
        Depreciation and amortization                     15.3             14.3
        Non-cash interest expense                          9.8              2.2
        Change in current assets and liabilities         (15.9)           (12.0)
        Other - net                                        0.7              2.3
                                                        --------         --------
    Net cash used for operations                         (13.1)            (6.9)
                                                        --------         --------

    CASH FLOWS FROM INVESTMENTS:
      Capital expenditures                                (5.1)            (3.7)
      Capitalized interest                                (0.1)            (0.2)
      Acquisition restructuring expenditures              (0.8)            (0.3)
      Other investments - net                              2.8              0.1
                                                        --------         --------
    Net cash used for investments                         (3.2)            (4.1)
                                                        --------         --------

    CASH FLOWS FROM FINANCING:
      Revolver borrowings - net                            -                2.0
      Senior debt - repayments                            (1.3)            (1.1)
      Restructuring closing (Note 2)                       -              (53.1)
      Other financing - net                               (0.2)             0.1
                                                        --------         --------
    Net cash used for financing                           (1.5)           (52.1)
                                                        --------         --------

    Net decrease in cash and equivalents                 (17.8)           (63.1)
    Cash and equivalents, beginning of period             27.6             64.5
                                                        --------         --------

    Cash and equivalents, end of period                 $  9.8           $  1.4
                                                        --------         --------
                                                        --------         --------

    SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for:
      Interest expense                                  $ 14.9           $  6.8
      Income taxes                                         -                -



    See notes to condensed consolidated financial statements.

   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   1.  GENERAL

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1993 and the results of operations and cash flows for the three months ended December 31, 1993 and 1992, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission (the Commission) Rule 10-01 of Regulation S-X. In addition to the normal and recurring adjustments and accruals, for the three months ended December 31, 1992, the Company recognized "Debt Restructuring Expenses" of $8.6 million and an "Extraordinary Gain" of $201.5 million related to a comprehensive debt restructuring (see Note 2) and a charge of $1.3 million for an "Accounting Change" as described below. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1993.

   On October 1, 1992, the Company adopted Financial Accounting Standard
   No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize its accumulated benefit obligation under collective bargaining agreements at four of its facilities. As a result, the Company recorded a charge to earnings of $1.3 million for the effect of the "Accounting Change."


   2.  RESTRUCTURING/REFINANCING

   On September 11, 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. On November 2, 1992, the Company consummated the Prepackaged Plan.

   Upon consummation of the Prepackaged Plan, the Company issued (i) $182.3 million aggregate principal amount of 13-1/2% Senior Subordinated Debentures Due 2003 (the 13-1/2% Senior Subordinated Notes) plus $20.7 million of accrued interest from January 1, 1992 through November 1, 1992, (ii) $195.4 million aggregate principal amount of 10-1/4% Senior Subordinated PIK Notes Due 2001 (the 10-1/4% Senior Subordinated Notes) plus $16.8 million of accrued interest from January 1, 1992 through November 1, 1992 (including $10.6 million of interest paid in additional 10-1/4% Senior Subordinated Notes), (iii) approximately 6 million shares of the Company's Class A Common Stock, par value $.0001 per share (Class A Common Stock) and (iv) approxi-mately 31.8 million redeemable exchangeable warrants (the Warrants) to obtain one share of Class A Common Stock per Warrant, all in exchange for $582.8 million aggregate principal amount of the Company's subordinated debt plus approximately $134.5 million of accrued but unpaid interest thereon. In addition, the Company repaid $26.2 million of principal outstanding under its bank credit agreement.

   Concurrent with the consummation of the Prepackaged Plan, the Company (i) issued the number of shares of Class A Common Stock deliverable upon exercise of the Warrants to a trustee, which will hold such shares in trust, for the benefit of the holders of Warrants pending any such exercise,

   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

   (ii) filed with the Delaware Secretary of State the charter amendment which amended the Company's Restated Certificate of Incorporation and (iii) closed the post-restructuring credit agreement with its bank group.

   The Company accounted for the consummation of the Prepackaged Plan in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Accounting by Entities in Reorganization Under the Bankruptcy Code." The exchange of subordinated debt for the 13-1/2% Senior Subordinated Notes and the 10-1/4% Senior Subordinated Notes, shares of Class A Common Stock and Warrants resulted in a forgiveness of debt. The forgiveness of debt resulted in an extraordinary gain of $201.5 million, net of $1.2 million of income taxes. The deferred tax provision was recorded at less than the statutory tax rate due to the recognition of deferred tax benefits which the Company was previously unable to utilize due to limitations on its ability to carry-forward tax net operating losses sustained in prior years. A provision of $1.2 million for certain state income taxes was required due to limitations on the use of such net operating loss carryforwards for state income tax purposes. Approximately $4.0 million of interest expense on the Senior Subordinated Notes for the period October 1, 1992 through November 1, 1992 reduced the amount of the extraordinary gain recognized by the Company and therefore was not reported as interest expense.

   On May 18, 1993, the Company issued (i) $225 million aggregate principal amount of 11-1/2% Senior Notes Due 2001 (the Senior Notes) and (ii) approximately $434.2 million aggregate principal amount (approximately
   $300 million of gross proceeds) of 12-3/4% Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures and together with the Senior Notes, the Securities). Proceeds from the sale of the Securities were used (i) to prepay $70 million outstanding under the term loan portion of the Company's bank credit agreement, (ii) to redeem all outstanding 10-1/4% Senior Subordinated Notes ($208.2 million), plus accrued interest thereon (approximately $9.8 million), (iii) to redeem all outstanding 13-1/2% Senior Subordinated Notes ($182.3 million), plus accrued interest thereon (approximately $11.4 million), (iv) to pay fees and expenses of approximately $19.7 million and (v) for general corporate purposes.


   3.  INVENTORIES

                                                     DECEMBER 31,   SEPTEMBER 30,
                                                         1993           1993
                                                        ------         ------
                                                           (In millions)
         Inventories consist of:

         Finished products                              $14.3          $13.3
         In process                                      39.5           34.6
         Raw materials                                    5.9            6.7
         Supplies                                         9.4            9.4
                                                        ------         ------

         Total                                           69.1           64.0
         LIFO valuation adjustment                       (3.0)          (2.8)
                                                        ------         ------
               Total                                    $66.1          $61.2
                                                        ------         ------
                                                        ------         ------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   First Quarter of Fiscal 1994 Compared with First Quarter of Fiscal 1993.

   Net sales for the first quarter of fiscal 1994 were $183.9 million, approximately 4 percent higher than net sales of $176.8 million for the first quarter of fiscal 1993. The operating loss for the current quarter was $3.4 million compared with an operating loss of $1.6 million for the year-ago first quarter after $8.6 million of debt restructuring expenses. The Company reported a net loss of $23.0 million, or $0.43 per share, versus net income of $186.5 million, or $4.76 per share, after recording an extraordinary gain of $201.5 million, or $5.14 per share, in the prior-year quarter. In addition, net income in the first quarter of fiscal 1993 was reduced by $1.3 million, or $0.03 per share, for an "Accounting Change" as a result of the Company's adoption of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The earnings per share amounts were calculated based on 53.5 million weighted average shares and 39.2 million weighted average shares outstanding for the first quarters of fiscal
   1994 and fiscal 1993, respectively.

   A $25 per ton price increase for linerboard was implemented during the first quarter of fiscal 1994. Generally, prices for the Company's products increased in the first quarter of fiscal 1994 as compared with the fourth quarter of fiscal 1993. Year-over-year, however, prices for the first quarter of fiscal 1994 were substantially lower. Sales and earnings in the first quarter of fiscal 1994 were adversely affected by lower average selling prices for primary and converted products as compared to the prior-year quarter. Lower average net selling prices in the first quarter of fiscal 1994 reduced operating earnings by approximately $7 million versus the year-ago quarter. Average selling prices for the Company's domestic containerboard and unbleached kraft paper decreased approximately 7 percent and 12 percent, respectively, in the first quarter of fiscal 1994 compared with the prior-year quarter. In addition, average selling prices for the Company's export containerboard decreased approximately 14 percent from the prior-year quarter. Average selling prices for the Company's corrugated products and grocery bags and sacks decreased approximately 4 percent and 15 percent, respectively, in the first quarter of fiscal 1994 compared with the year-ago quarter. Average selling prices for the Company's multiwall bags increased approximately 2 percent in the first quarter of fiscal 1994 versus the year-ago quarter as a result of changes in product mix.

   Sales and earnings for the first quarter of fiscal 1994 benefited from increased mill production and higher shipments of corrugated products and multiwall bags. Increased volume had a positive effect on operating earnings of approximately $3 million. Containerboard production of 3,138 tons per day (TPD, calculated on the basis of the number of days in the period) was relatively unchanged from 3,150 TPD in the comparable prior-year quarter. This was despite 6 days of scheduled maintenance down time taken
   at the Company's largest mill located in Bogalusa, Louisiana.   Unbleached
   kraft paper production increased 10 percent to 711 TPD from 645 TPD in the first quarter of fiscal 1993.

   Corrugated shipments of approximately 3.2 billion square feet were approximately 19 percent higher than the prior-year quarter. Approximately half of the increase in corrugated shipments was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. Multiwall bag shipments of 12.1 thousand tons were approximately 5 percent higher than the first quarter of fiscal 1993 primarily as a result of an increase in market emphasis in certain product lines. Grocery bag and sack shipments increased to 33.8 thousand tons, an increase of approximately 20 percent versus shipments of 28.2 thousand tons in the year-ago quarter. These increased shipments were primarily a result of increased production of the Gaylord Handle Bag(R), a grocery sack with paper handles.

   Gross margin as a percentage of net sales for the first quarter of fiscal 1994 decreased to 9.1 percent from 14.6 percent in the prior-year quarter. The margin decline was primarily due to lower primary and converted product selling prices. In addition, gross margin was adversely affected by higher manufacturing costs primarily due to higher fiber costs at the Bogalusa mill as unseasonably wet weather forced the mill to transport wood chips from a greater distance than usual, higher mill energy costs due to increased prices and higher pension costs associated with the use of a lower discount rate. Selling and administrative costs for the first quarter of fiscal 1994 increased $1.3 million from the prior-year quarter primarily as a result of costs associated with a new compensation plan for executive officers.

   Operating earnings for the first quarter of fiscal 1993 were adversely affected by $8.6 million of debt restructuring expenses related to the Company's comprehensive debt restructuring completed in that quarter. Consummation of the Company's prepackaged plan resulted in an extraordinary gain of $201.5 million, in the first quarter of fiscal 1993.

   Net interest expense increased from the prior-year quarter by $7.5 million to $19.5 million in the first quarter of fiscal 1994. The increase in interest expense in the first quarter of fiscal 1994 was primarily due to the Company's debt refinancing in the third quarter of fiscal 1993 which resulted in higher average debt levels and higher weighted average interest rates. In addition, consummation of the prepackaged plan in the first quarter of fiscal 1993 resulted in abnormally low interest expense. Approximately $4.0 million of interest expense on certain subordinated debt for the period October 1, 1992 through November 1, 1992 reduced the amount of the extraordinary gain recognized by the Company and therefore was not reported as interest expense.


   LIQUIDITY AND CAPITAL RESOURCES

   General

   The Company has historically financed its operations through cash provided by operations, borrowings under its bank credit agreement and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

   Net cash used for operations for the first quarter of fiscal 1994 was $13.1 million, as compared with $6.9 million for the first quarter of fiscal 1993. The unfavorable comparison to the year-ago quarter was primarily due to lower earnings from operations and increased interest payments.

   Capital expenditures of $5.1 million in the first quarter of fiscal
   1994 increased $1.4 million from the prior-year quarter. The Company has recently developed a five-year capital plan that provides for spending of approximately $50 million per year. The plan targets approximately 55 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities. Should industry pricing conditions not improve as anticipated, however, the Company will have the ability to defer certain capital projects. The Company plans to finance this five-year capital plan through cash provided by operations, borrowings under its bank credit agreement and trade receivables facility, and debt obligations secured by certain of the assets acquired.

   On September 24, 1993, the Company sold substantially all of its accounts receivable to a wholly owned special purpose subsidiary, Gaylord Receivables Corporation (GRC). GRC transferred the accounts receivable to a special purpose trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivables Facility) collateralized by one series of such trust certificates.

   Consummation of Prepackaged Plan

   On September 11, 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. On November 2, 1992, the Company consummated the Prepackaged Plan.

   Upon consummation of the Prepackaged Plan, the Company issued (i)
   $182.3 million aggregate principal amount of 13-1/2% Senior Subordinated Debentures Due 2003 plus accrued interest from January 1, 1992 through November 1, 1992, (ii) $195.4 million aggregate principal amount of 10-1/4% Senior Subordinated PIK Notes Due 2001 plus accrued interest from January 1, 1992 through November 1, 1992, (iii) approximately 6 million shares of Class A Common Stock, par value $.0001 per share (Class A Common Stock) and (iv) approximately 31.8 million redeemable exchangeable warrants (the Warrants) to obtain one share of Class A Common Stock per Warrant, all in exchange for $582.8 million aggregate principal amount of the Company's old subordinated debt plus approximately $134.5 million of accrued but unpaid interest thereon. On May 18, 1993, the Company refinanced the debt which was issued in the Prepackaged Plan.

   Concurrent with the consummation of the Prepackaged Plan, the Company
   (i) issued the number of shares of Class A Common Stock deliverable upon exercise of the Warrants to a trustee, which will hold such shares in trust, for the benefit of the holders of Warrants pending any such exercise, (ii) amended the Company's Restated Certificate of Incorporation and (iii) closed the post-restructuring credit agreement with its bank group.

   LIQUIDITY

   As of December 31, 1993, the Company had cash and equivalents of $9.8 million, a decrease of $17.8 million from September 30, 1993. The reduction in cash and equivalents was primarily as a result of lower earnings from operations and increased investments in working capital. Total debt increased by $8.6 million from $675.8 million at September 30, 1993 to $684.4 million at December 31, 1993. The increase in total debt was primarily the result of the accretion of discount subordinated debt issued in May 1993. As of December 31, 1993, the Company had approximately $56 million of credit available under its bank revolving credit facility. In addition, the Company had approximately $59 million of credit available under its Trade Receivables Facility. The Company is required to use Trade Receivables Facility borrowing proceeds in excess of approximately $53 million to prepay quarterly installments due under the term loan facility of the bank credit agreement, in order of maturity.

   A $25 per ton price increase for linerboard was implemented during the first quarter of fiscal 1994, and an increase in corrugated container prices is being implemented. In December 1993, the Company negotiated an amendment to its bank credit agreement which modified certain financial and operating covenants to provide additional financial flexibility. In January 1994, the Company announced a $30 per ton increase in linerboard prices effective February 28 and expects to announce price increases for converted products; however, there can be no assurance that such price increases can be realized or that the timing of such price increases will not be delayed.

   The Company believes that cash provided by operations and borrowings available under the Trade Receivables Facility and the bank revolving credit facility will provide it with adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. Failure to achieve a spring 1994 price increase or failure to achieve significantly higher product prices in fiscal 1995, however, could require additional modifications to certain of the financial covenants in the bank credit agreement. Failure to obtain such covenant modifications, if necessary, or an erosion of product prices could have a material adverse effect on the Company's liquidity and its ability to meet its debt service obligations.

                          PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.

           The Company is not a party to any legal proceedings other than litigation incidental to normal business activities. The outcome of such litigation is not expected to have a material adverse effect on the Company.



  Item 2.  Changes in Securities.

               Not applicable.



  Item 3.  Defaults Upon Senior Securities.

               Not applicable.



  Item 4.  Submission of Matters to a Vote of Security Holders.

           On February 2, 1994, the Company held its annual meeting of stockholders at which the following issues were put to a vote by the Company's Class A and Class B stockholders voting together as a single class and entitled to 1 vote per share and 10 votes per share, respectively:

           The Company's Class B Directors were elected by the following vote:

                                                         For          Withheld

                 Vernon E. Faulconer                 104,816,852       50,005
                 John E. Goodenow                    104,816,852       50,005
                 David B. Hawkins                    104,816,852       50,005
                 John Hawkinson                      104,816,564       50,293
                 Warren J. Hayford                   104,816,852       50,005
                 Richard S. Levitt                   104,816,852       50,005
                 Marvin A. Pomerantz                 104,816,119       50,738
                 Thomas H. Stoner                    104,816,852       50,005


                 The adoption of the Shareholder Value Plan was approved by a vote of 104,507,163 for; 334,570 against; 25,124 abstain.

                 The appointment of Deloitte & Touche to continue to serve as the Company's independent auditors in fiscal 1994 was ratified by a vote of 104,815,269 for; 34,864 against; 16,724 abstain.



  Item 5.        Other Information.

                 Not applicable.

                    PART II.  OTHER INFORMATION (CONCLUDED)


  Item 6.        Exhibits and Reports on Form 8-K.

                 a)    Exhibits:

                 4.1 Series 1993-1 A-RI Supplemental Issuance Agreement dated as of September 24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company as trustee.

                 b)    Not applicable.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GAYLORD CONTAINER CORPORATION

  Date:  February 3, 1994                 /s/ Marvin A. Pomerantz
                                          Marvin A. Pomerantz
                                          Chairman and Chief Executive Officer


  Date:  February 3, 1994                 /s/ Jeffrey B. Park
                                          Jeffrey B. Park
                                          Vice President-Controller
                                          (Principal Accounting Officer)