Form 10-Q
period 1994-03-31
GAYLORD CONTAINER CORP /DE/
filed 1994-05-11
CIK 812700

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        QUARTERLY REPORT AS UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 AS AMENDED AND RESTATED

   (Mark One)
        X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to           .


      For Quarter Ended March 31, 1994      Commission file number 1-9915

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
   under a plan confirmed by a court.  Yes X   No ___


       As of May 9, 1994, the registrant had outstanding 48,353,395 shares (including 31,845,533 shares held in trust for the benefit of the warrant holders) of its $0.0001 par value Class A Common Stock, 31,845,533 redeemable exchangeable warrants and 5,266,273 shares of its $0.0001 par value Class B Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder thereof.


                                                                                                        PAGE
       PART I.  FINANCIAL INFORMATION                                                                 NUMBERS
       ------------------------------

       Item 1.   Financial Statements.                                                                 1 - 6

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                                            7 - 11


       PART II. OTHER INFORMATION
       --------------------------

       Item 1.   Legal Proceedings.                                                                    12

       Item 2.   Changes in Securities.                                                                12

       Item 3.   Defaults Upon Senior Securities.                                                      12

       Item 4.   Submission of Matters to a Vote of Security Holders.                                  12

       Item 5.   Other Information.                                                                    12

       Item 6.   Exhibits and Reports on Form 8-K.                                                     13

       SIGNATURES                                                                                      14
       ----------



 GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
 ----------------------------------------------
 CONDENSED CONSOLIDATED BALANCE SHEETS,
 MARCH 31, 1994 AND SEPTEMBER 30, 1993
 --------------------------------------------------------------------------------------

                                                             MARCH 31,    SEPTEMBER 30,
                                                               1994           1993
                                                            -----------   -------------
 ASSETS                                                           (In millions)
 CURRENT ASSETS:
   Cash and equivalents                                      $  13.0         $  27.6
   Trade receivables (less allowances of
     $4.1 million and $4.5 million, respectively)              102.7           103.2
   Inventories (Note 3)                                         65.3            61.2
   Other current assets                                          7.2             7.4
                                                            --------         -------
       Total current assets                                    188.2           199.4
                                                            --------         -------

 PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment at cost                       892.3           887.3
   Less accumulated depreciation                               301.3           276.2
                                                            --------         -------
       Property - Net                                          591.0           611.1
                                                            --------         -------

 OTHER ASSETS                                                   44.7            49.6
                                                            --------         -------
         TOTAL                                               $ 823.9         $ 860.1
                                                            --------         -------
                                                            --------         -------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 2)             $   5.4         $   5.7
   Trade payables                                               39.2            43.7
   Accrued and other liabilities                                50.1            50.1
                                                            --------         -------
       Total current liabilities                                94.7            99.5
                                                            --------         -------

 LONG-TERM DEBT (Note 2)                                       687.4           670.1

 OTHER LONG-TERM LIABILITIES                                    29.0            32.6

 DEFERRED INCOME TAXES                                           4.3             4.3

 COMMITMENTS AND CONTINGENCIES                                   -                -

 STOCKHOLDERS' EQUITY:
   Class A common stock - par value, $.0001 per share;
     authorized 125,000,000 shares; issued 48,446,595
     shares and 47,510,789 shares, respectively, and
     outstanding 48,360,895 shares and 47,425,089
     shares, respectively                                        -                -
   Class B common stock - par value, $.0001 per share;
     authorized 15,000,000 shares; issued and
     outstanding 5,266,273 shares and 5,951,427 shares,
     respectively                                                -                -
   Capital in excess of par value                              169.9           169.4
   Retained deficit                                           (150.5)         (104.9)
   Common stock in treasury - at cost; 85,700 shares            (0.8)           (0.8)
   Recognition of minimum pension liability                    (10.1)          (10.1)
                                                            --------         -------
   Total stockholders' equity                                    8.5            53.6
                                                            --------         -------
         TOTAL                                               $ 823.9         $ 860.1
                                                            --------         -------
                                                            --------         -------

   See notes to condensed consolidated financial statements.



   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
   ----------------------------------------------

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
   MARCH 31, 1994 AND 1993 (In millions, except per share data)
   ---------------------------------------------------------------------------------

                                                                    March 31,
                                                            ------------------------
                                                             1994              1993
                                                            ------            ------
   NET SALES                                                 $ 182.5         $ 181.5
   COST OF GOODS SOLD                                          165.5           158.1
                                                             -------         -------
   GROSS MARGIN                                                 17.0            23.4
   SELLING AND ADMINISTRATIVE COSTS                            (19.6)          (19.5)
                                                             -------         -------
   OPERATING EARNINGS (LOSS)                                    (2.6)            3.9
   INTEREST EXPENSE - Net (Note 2)                             (19.9)          (15.5)
   OTHER EXPENSE - Net                                          (0.1)           (0.2)
                                                             -------         -------
   LOSS BEFORE INCOME TAXES                                    (22.6)          (11.8)
   INCOME TAXES                                                  -                -
                                                             -------         -------
   NET LOSS                                                    (22.6)        $ (11.8)
                                                                             -------
                                                                             -------

   RETAINED DEFICIT:
     BEGINNING OF PERIOD                                      (127.9)
                                                             -------
     END OF PERIOD                                           $(150.5)
                                                             -------
                                                             -------

   NET LOSS PER COMMON AND COMMON
     EQUIVALENT SHARE                                         $ (0.42)        $ (0.22)
                                                              -------         -------
                                                              -------         -------

   AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                              53.6            53.4
                                                              -------         -------
                                                              -------         -------





   See notes to condensed consolidated financial statements.



   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
   ----------------------------------------------

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
   MARCH 31, 1994 AND 1993 (In millions, except per share data)
   ----------------------------------------------------------------------------------

                                                                      March 31,
                                                             ------------------------
                                                              1994              1993
                                                             ------            ------
   NET SALES                                                 $ 366.4         $ 358.3
   COST OF GOODS SOLD                                          332.7           309.1
                                                             -------         -------
   GROSS MARGIN                                                 33.7            49.2
   SELLING AND ADMINISTRATIVE COSTS                            (39.7)          (38.3)
   DEBT RESTRUCTURING EXPENSES (Note 2)                          -              (8.6)
                                                             -------         -------
   OPERATING EARNINGS (LOSS)                                    (6.0)            2.3
   INTEREST EXPENSE - Net (Note 2)                             (39.4)          (27.5)
   OTHER EXPENSE - Net                                          (0.2)           (0.3)
                                                             -------         -------
   LOSS BEFORE INCOME TAXES, EXTRAORDINARY
     ITEM AND ACCOUNTING CHANGE                                (45.6)          (25.5)
   INCOME TAXES                                                  -                 -
                                                             -------         -------
   LOSS BEFORE EXTRAORDINARY ITEM AND
     ACCOUNTING CHANGE                                         (45.6)          (25.5)
   EXTRAORDINARY GAIN (Note 2)                                   -             201.5
   ACCOUNTING CHANGE (Note 1)                                    -              (1.3)
                                                             -------         -------
   NET INCOME (LOSS)                                           (45.6)        $ 174.7
                                                                             -------
                                                                             -------
   RETAINED DEFICIT:
     BEGINNING OF PERIOD                                      (104.9)
                                                             -------
     END OF PERIOD                                           $(150.5)
                                                             -------
                                                             -------

   EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE:
     LOSS BEFORE EXTRAORDINARY ITEM AND
       ACCOUNTING CHANGE                                     $ (0.85)        $ (0.55)
     EXTRAORDINARY GAIN                                          -              4.35
     ACCOUNTING CHANGE                                           -             (0.03)
                                                             -------         -------

   NET INCOME (LOSS)                                         $ (0.85)        $  3.77
                                                             -------         -------
                                                             -------         -------

   AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                              53.5            46.3
                                                             -------         -------
                                                             -------         -------





   See notes to condensed consolidated financial statements.



    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
    ----------------------------------------------

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
    MARCH 31, 1994 AND 1993
    -------------------------------------------------------------------------------------------------

                                                                                       March 31,
                                                                               ----------------------
                                                                                1994             1993
                                                                               ------           ------
                                                                                    (In millions)
    CASH FLOWS FROM OPERATIONS:
    Loss before extraordinary item and
     accounting change                                                        $(45.6)          $(25.5)
    Adjustments to reconcile loss before extraordinary
      item and accounting change to net cash from
      operating activities:
        Depreciation and amortization                                           30.6             28.8
        Non-cash interest expense                                               20.0              2.2
        Change in current assets and liabilities,
          excluding acquisitions and dispositions                              (11.7)             9.0
        Other - net                                                              3.5              1.4
                                                                              ------           ------
    Net cash (used for) provided by operations                                  (3.2)            15.9
                                                                              ------           ------

    CASH FLOWS FROM INVESTMENTS:
      Capital expenditures                                                     (13.5)            (5.8)
      Capitalized interest                                                      (0.3)            (0.3)
      Acquisition                                                                 -              (5.9)
      Acquisition restructuring expenditures                                    (1.7)            (1.2)
      Proceeds from asset sales                                                  4.5               -
      Other investments - net                                                    2.4               -
                                                                              ------           ------
    Net cash used for investments                                               (8.6)           (13.2)
                                                                              ------           ------

    CASH FLOWS FROM FINANCING:
      Revolver borrowings - net                                                   -                -
      Senior debt - repayments                                                  (2.7)            (2.4)
      Restructuring closing (Note 2)                                              -             (53.1)
      Other financing - net                                                     (0.1)             2.7
                                                                              ------           ------
    Net cash used for financing                                                 (2.8)           (52.8)
                                                                              ------           ------

    Net decrease in cash and equivalents                                       (14.6)           (50.1)
    Cash and equivalents, beginning of period                                   27.6             64.5
                                                                              ------           ------

    Cash and equivalents, end of period                                       $ 13.0           $ 14.4
                                                                              ------           ------
                                                                              ------           ------

    SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for:
      Interest expense                                                        $ 17.9           $ 14.6
      Income taxes                                                                -                -
    Supplemental schedule of non-cash investing and
      financial activities:
    Fair value of non-cash assets acquired                                        -               4.9
    Liabilities assumed in acquisitions                                           -                -



    See notes to condensed consolidated financial statements.

   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
   ----------------------------------------------

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------------------------------------------------

   1.  GENERAL

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 1994 and the results of operations for the three and six months ended March 31, 1994 and 1993 and cash flows for the six months ended March 31, 1994 and 1993, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission (the Commission) Rule 10-01 of Regulation S-X. In addition to the normal and recurring adjustments and accruals, for the six months ended March 31, 1993, the Company recognized "Debt Restructuring Expenses" of $8.6 million and an "Extraordinary Gain" of $201.5 million related to a comprehensive debt restructuring (see Note 2) and a charge of $1.3 million for an "Accounting Change" as described below. In the three months and six months ended March 31, 1994, the Company recognized a charge against operating earnings of approximately $2 million for the loss on the sale and costs associated with the disposition of a corrugated container plant in February 1994. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1993.

   On October 1, 1992, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize its accumulated benefit obligation under collective bargaining agreements at four of its facilities. As a result, the Company recorded a charge to earnings of $1.3 million for the effect of the "Accounting Change."

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

   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
   ----------------------------------------------

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
   ----------------------------------------------------------------------------

   Concurrent with the consummation of the Prepackaged Plan, the Company (i) issued the number of shares of Class A Common Stock deliverable upon exercise of the Warrants to a trustee, which will hold such shares in trust, for the benefit of the holders of Warrants pending any such exercise, (ii) filed with the Delaware Secretary of State the charter amendment which amended the Company's Restated Certificate of Incorporation and (iii) closed the post-restructuring credit agreement with its bank group.

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

   3.  INVENTORIES

                                                          MARCH 31,    SEPTEMBER 30,
                                                            1994          1993
                                                         -----------  ----------------
                                                               (In millions)
         Inventories consist of:

         Finished products                                 $17.7         $13.3
         In process                                         34.5          34.6
         Raw materials                                       6.9           6.7
         Supplies                                            9.3           9.4
                                                           -----         -----
         Total                                              68.4          64.0
         LIFO valuation adjustment                          (3.1)         (2.8)
                                                           -----         -----
               Total                                       $65.3         $61.2
                                                           -----         -----
                                                           -----         -----

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Second Quarter of Fiscal 1994 Compared with Second Quarter of Fiscal 1993.

   Net sales for the second quarter of fiscal 1994 were $182.5 million, marginally higher than net sales of $181.5 million for the second quarter of fiscal 1993. The operating loss for the current quarter was $2.6 million compared with operating earnings of $3.9 million for the year-ago second quarter. Included in the second quarter fiscal 1994 results was a charge against operating earnings of approximately $2 million for the loss on the sale and costs associated with the disposition of a corrugated container plant in February 1994. The Company reported a net loss of $22.6 million, or $0.42 per share, versus a net loss of $11.8 million, or $0.22 per share.

   A $25 per ton price increase for linerboard and a corresponding price increase for corrugated containers were implemented during the first six months of fiscal 1994. An additional $30 per ton price increase for linerboard was realized late in the second quarter of fiscal 1994, and the Company has announced a corresponding price increase for corrugated containers effective for shipments subsequent to March 1994. Reversing a trend of substantial decreases in linerboard prices that occurred throughout fiscal 1993, average selling prices for the Company's linerboard increased in the second quarter of fiscal 1994 as compared with the first quarter of fiscal 1994. Average prices for the second quarter of fiscal 1994, however, were still below the average for the year-ago quarter.

   Sales and earnings in the second quarter of fiscal 1994 were adversely affected by lower average selling prices for primary and certain converted products as compared to the prior-year quarter. Lower average net selling prices in the second quarter of fiscal 1994 reduced operating earnings by approximately $4 million versus the year-ago quarter. Average selling prices for the Company's domestic containerboard and unbleached kraft paper decreased approximately 6 percent and 20 percent, respectively, in the second quarter of fiscal 1994 compared with the prior-year quarter. In addition, average selling prices for the Company's export containerboard decreased approximately 7 percent from the prior-year quarter. Average selling prices for the Company's corrugated products and grocery bags and sacks decreased approximately 2 percent and 11 percent, respectively, in the second quarter of fiscal 1994 compared with the year-ago quarter. Average selling prices for the Company's multiwall bags increased approximately 3 percent in the second quarter of fiscal 1994 versus the year-ago quarter as a result of changes in product mix.

   Sales and earnings for the second quarter of fiscal 1994 benefited from increased mill production and higher shipments of corrugated products and multiwall bags. Increased volume had a positive effect on operating earnings of approximately $3 million. Containerboard production of 3,356 tons per day (TPD, calculated on the basis of the number of days in the period) increased approximately 4 percent from 3,228 TPD in the prior-year quarter. Unbleached kraft paper production decreased slightly to 675 TPD from 679 TPD in the second quarter of fiscal 1993 primarily due to the temporary idling of one paper machine at the Company's Bogalusa, Louisiana mill as a result of market conditions.

   Corrugated shipments of approximately 3.1 billion square feet were approximately 11 percent higher than the prior-year quarter. The majority of the increase in corrugated shipments was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. Multiwall bag shipments of 13.2 thousand tons were approximately 6 percent higher than the year-ago quarter's shipments of 12.5 thousand tons primarily as a result of an increase in market emphasis in certain product lines. Grocery bag and sack shipments decreased to 30.6 thousand tons, or approximately 10 percent, versus shipments of 34.1 thousand tons in the year-ago quarter. The decrease in grocery bag and sack shipments was consistent with the decline reported by the industry during the same period.


   Gross margin as a percentage of net sales for the second quarter of fiscal 1994 decreased to 9.3 percent from 12.9 percent in the prior-year quarter. The margin decline was primarily due to lower selling prices for primary and certain converted products. In addition, gross margin was adversely affected by higher manufacturing costs primarily due to increased fiber costs (approximately $2 million) associated with higher wood chip transportation costs and secondary fiber prices and higher mill energy costs due to increased prices (approximately $1 million). Gross margin was also adversely affected by the approximately $2 million charge for the loss on the sale and costs associated with the disposition of a corrugated container plant during the second quarter of fiscal 1994. Selling and administrative costs of $19.6 million for the second quarter of fiscal 1994 were essentially unchanged when compared to the prior-year quarter.

   Net interest expense increased from the prior-year quarter by $4.4 million to $19.9 million in the second quarter of fiscal 1994. The increase in interest expense in the second quarter of fiscal 1994 was primarily due to the Company's debt refinancing in the third quarter of fiscal 1993 which resulted in higher average debt levels and higher weighted average interest rates.

   First Six Months of Fiscal 1994 Compared With First Six Months of Fiscal
   1993.

   Net sales for the first six months of fiscal 1994 were $366.4 million, approximately 2 percent higher than net sales of $358.3 million for the first six months of fiscal 1993. The operating loss for the first six months of fiscal 1994 was $6.0 million compared with operating earnings of $2.3 million for the year-ago period after $8.6 million of debt restructuring expenses. Included in the first six months of fiscal 1994 results was a charge against operating earnings of approximately $2 million for the loss on the sale and costs associated with the disposition of a corrugated container plant. The Company reported a net loss of $45.6 million, or $0.85 per share, in the first six months of fiscal 1994 versus net income of $174.7 million, or $3.77 per share, after recording an extraordinary gain of $201.5 million, or $4.35 per share, in the first six months of fiscal 1993. In addition, net income in the first six months of fiscal 1993 was reduced by $1.3 million, or $0.03 per share, for an "Accounting Change" as a result of the Company's adoption of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The earnings per share amounts were calculated based on 53.5 million weighted average shares and 46.3 million weighted average shares outstanding for the first six months of fiscal 1994 and fiscal 1993, respectively. The increase in weighted average shares outstanding in the current period was primarily due to the approximately
   37.8 million shares issued in November 1992 upon consummation of the Prepackaged Plan (as defined herein).

   A $25 per ton price increase for linerboard and a corresponding price increase for corrugated containers were implemented during the first six months of fiscal 1994. An additional $30 per ton price increase for linerboard was realized late in the second quarter of fiscal 1994, and the Company has announced a corresponding price increase for corrugated containers effective for shipments subsequent to March 1994.

   Sales and earnings in the first six months of fiscal 1994 were adversely affected by lower average net selling prices for primary and certain converted products as compared to the prior-year period. Lower average net selling prices in the first six months of fiscal 1994 reduced operating earnings by approximately $11 million versus the year-ago period. Average selling prices for the Company's domestic containerboard and unbleached kraft paper decreased approximately 6 percent and 16 percent, respectively, in the first six months of fiscal 1994 compared with the first six months of fiscal 1993. In addition, average selling prices for the Company's export containerboard decreased approximately 10 percent from the prior-year period. Average selling prices for the Company's corrugated products and grocery bags and sacks decreased approximately 3 percent and 13 percent, respectively, in the first six months of fiscal 1994 compared with the year-ago period. Average selling prices for the Company's multiwall bags increased approximately 2 percent in the first six months of fiscal 1994 versus the year-ago period as a result of changes in product mix.

   Sales and earnings for the first six months of fiscal 1994 benefited from increased mill production and higher shipments of corrugated products and multiwall bags. Increased volume had a positive effect on operating earnings of approximately $6 million. Containerboard production of 3,247 TPD increased approximately 2 percent from 3,189 TPD in the comparable prior-year period. This was despite 6 days of scheduled maintenance down time taken at the Company's Bogalusa mill in the first quarter of fiscal 1994. Unbleached kraft paper production increased 5 percent to 693 TPD from 662 TPD in the first six months of fiscal 1993, despite the temporary idling of a paper machine at the Bogalusa mill in the second quarter of fiscal 1994.

   Corrugated shipments of approximately 6.3 billion square feet were approximately 15 percent higher than the prior-year. The majority of the increase in corrugated shipments was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. Multiwall bag shipments of
   25.3 thousand tons were approximately 5 percent higher than the first six months of fiscal 1993 primarily as a result of an increase in market emphasis in certain product lines. Grocery bag and sack shipments increased to 64.4 thousand tons, an increase of approximately 3 percent versus shipments of 62.3 thousand tons a year ago. These increased shipments were primarily a result of increased production of the Gaylord Handle Bag, a grocery sack with paper handles.

   Gross margin as a percentage of net sales for the first six months of fiscal 1994 decreased to 9.2 percent from 13.7 percent in the prior-year period. The margin decline was primarily due to lower primary and certain converted product selling prices. In addition, gross margin was adversely affected by higher manufacturing costs primarily due to increased fiber costs associated with higher wood chip transportation costs and secondary fiber prices and higher mill energy costs due to increased prices. Gross margin was also adversely affected by the approximately $2 million charge for the loss on the sale and costs associated with the disposition of a corrugated container plant during the second quarter of fiscal 1994. Selling and administrative costs of $39.7 million for the first six months of fiscal 1994 increased $1.4 million from the prior year primarily as a result of additional compensation costs associated with a new compensation plan for executive officers.

   Operating earnings for the first six months of fiscal 1993 were adversely affected by $8.6 million of debt restructuring expenses related to the Company's comprehensive debt restructuring completed in November 1992. Consummation of the Company's Prepackaged Plan resulted in an extraordinary gain of $201.5 million, in the first six months of fiscal 1993.

   Net interest expense increased from the prior-year period by $11.9 million to $39.4 million in the first six months of fiscal 1994. The increase in interest expense in the first six months of fiscal 1994 was primarily due to the Company's debt refinancing in the third quarter of fiscal 1993 which resulted in higher average debt levels and higher weighted average interest rates. In addition, consummation of the Prepackaged Plan in the first quarter of fiscal 1993 resulted in abnormally low interest expense. Approximately $4.0 million of interest expense on certain subordinated debt for the period October 1, 1992 through November 1, 1992 reduced the amount of the extraordinary gain recognized by the Company and therefore was not reported as interest expense.


   LIQUIDITY AND CAPITAL RESOURCES

   General

   The Company has historically financed its operations through cash provided by operations, borrowings under its bank credit agreement and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

   Net cash used for operations for the first six months of fiscal 1994 was $3.2 million, compared with net cash provided by operations of $15.9 million a year ago. The unfavorable comparison to the prior-year period was primarily due to increased investments in working capital, lower earnings from operations and increased cash interest expense.

   Capital expenditures of $13.5 million in the first six months of fiscal 1994 increased $7.7 million from the prior-year period. The Company has recently developed a five-year capital plan that provides for spending of approximately $50 million per year. The plan targets approximately 55 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities. Should industry pricing conditions not improve as anticipated, however, the Company has the ability to defer certain of these capital projects. The Company plans to finance this five-year capital plan through cash provided by operations, borrowings under its bank credit agreement and trade receivables facility. In addition, certain of the assets acquired may be leased or financed by debt obligations secured by those assets.

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

   Upon consummation of the Prepackaged Plan, the Company issued (i) $182.3 million aggregate principal amount of 13-1/2% Senior Subordinated Debentures Due 2003 plus accrued interest from January 1, 1992 through November 1,

   1992, (ii) $195.4 million aggregate principal amount of 10-1/4% Senior Subordinated PIK Notes Due 2001 plus accrued interest from January 1, 1992 through November 1, 1992, (iii) approximately 6 million shares of Class A Common Stock, par value $.0001 per share (Class A Common Stock) and (iv) approximately 31.8 million redeemable exchangeable warrants (the Warrants) to obtain one share of Class A Common Stock per Warrant, all in exchange for $582.8 million aggregate principal amount of the Company's old subordinated debt plus approximately $134.5 million of accrued but unpaid interest thereon. On May 18, 1993, the Company refinanced the debt issued in the Prepackaged Plan.

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

   Liquidity

   As of March 31, 1994, the Company had cash and equivalents of $13.0 million, a decrease of $14.6 million from September 30, 1993 as interest costs, investments in working capital and capital expenditures exceeded earnings before interest, taxes, depreciation and amortization. Total debt increased by $17.0 million from $675.8 million at September 30, 1993 to $692.8 million at March 31, 1994. The increase in total debt was the result of the accretion of discount subordinated debt issued in May 1993. As of March 31, 1994, the Company had approximately $56 million of credit available under its bank revolving credit facility and approximately $60 million of credit available under its Trade Receivables Facility. No amounts were outstanding under either the bank revolving credit facility or the Trade Receivables Facility as of March 31, 1994. The Company is required to use Trade Receivables Facility borrowing proceeds in excess of approximately $53 million to prepay quarterly installments due under the term loan facility of the bank credit agreement, in order of maturity.

   A $25 per ton price increase for linerboard and a corresponding price increase for corrugated containers were implemented during the first six months of fiscal 1994. An additional $30 per ton price increase for linerboard was realized late in the second quarter of fiscal 1994. Price increases for corrugated containers, unbleached kraft paper, multiwall bags and grocery bags and sacks are currently being implemented. Although current industry conditions are strong, there can be no assurance that such additional increases can be successfully implemented or that the timing of such additional increases will not be delayed.

   The Company believes that cash provided by operations and borrowings available under the Trade Receivables Facility and the bank revolving credit facility will provide it with adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. Failure to achieve significantly higher product prices in fiscal 1995, however, could require additional modifications to certain of the financial covenants in the bank credit agreement. Failure to obtain covenant modifications, if necessary, or an erosion of product prices could have a material adverse effect on the Company's liquidity and its ability to meet its debt service obligations.

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



  Item 4.  Submission of Matters to a Vote of Security Holders.

           On February 2, 1994, the Company held its annual meeting of stockholders at which the following issues were put to a vote by the Company's Class A and Class B stockholders voting together as a single class and entitled to 1 vote per share and 10 votes per share, respectively:

           The Company's Class B Directors were elected by the following vote:

                                                          For         Withheld
                                                          ---         --------
                 *Vernon E. Faulconer                   104,816,852     50,005
                  John E. Goodenow                      104,816,852     50,005
                  David B. Hawkins                      104,816,852     50,005
                  John Hawkinson                        104,816,564     50,293
                  Warren J. Hayford                     104,816,852     50,005
                  Richard S. Levitt                     104,816,852     50,005
                  Marvin A. Pomerantz                   104,816,119     50,738
                  Thomas H. Stoner                      104,816,852     50,005


                  The adoption of the Shareholder Value Plan was approved by a vote of 104,507,163 for; 334,570 against; 25,124 abstain.

                  The appointment of Deloitte & Touche to continue to serve as the Company's independent auditors in fiscal 1994 was ratified by a vote of 104,815,269 for; 34,864 against; 16,724 abstain.

                 *Mr. Vernon Faulconer resigned as a Class B Director effective
                  February 28, 1994. Mr. Ralph L. McDonald, Jr. was named by the Board of Directors on May 10, 1994 to replace Mr. Faulconer.


  Item 5.         Other Information.

                  Not applicable.

                    PART II.  OTHER INFORMATION (CONCLUDED)


  Item 6.         Exhibits and Reports on Form 8-K.

                  a)    Not applicable.

                  b)    Not applicable.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GAYLORD CONTAINER CORPORATION

  Date:  May 11, 1994                             /s/ Marvin A. Pomerantz
                                                  ----------------------------
                                                  Marvin A. Pomerantz
                                                  Chairman and Chief Executive
                                                  Officer


  Date:  May 11, 1994                             /s/ Jeffrey B. Park
                                                  ----------------------------
                                                  Jeffrey B. Park
                                                  Vice President-Controller
                                                  (Principal Accounting
                                                  Officer)