Form 10-Q
period 1994-06-30
GAYLORD CONTAINER CORP /DE/
filed 1994-08-11
CIK 812700

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

        QUARTERLY REPORT AS UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 AS AMENDED AND RESTATED

  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to           .

      For Quarter Ended June 30, 1994       Commission file number 1-9915

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


       As of August 8, 1994, the registrant had outstanding 48,385,027 shares (including 31,845,533 shares held in trust for the benefit of the warrant holders) of its $0.0001 par value Class A Common Stock, 31,845,533 redeemable exchangeable warrants and 5,266,273 shares of its $0.0001 par value Class B Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder thereof.

                                                                        PAGE
  PART I.  FINANCIAL INFORMATION	                                      NUMBERS
  ------------------------------

  Item 1.   Financial Statements                                        1 - 7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.      		                8 - 12


  PART II. OTHER INFORMATION
  --------------------------

  Item 1.   Legal Proceedings.                                           13

  Item 2.   Changes in Securities.                                       13

  Item 3.   Defaults Upon Senior Securities.                             13

  Item 4.   Submission of Matters to a Vote of Security Holders.         13

  Item 5.   Other Information.                                           13

  Item 6.   Exhibits and Reports on Form 8-K.                            13

  SIGNATURES                                                             14
  ----------


       GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
       ----------------------------------------------

       CONDENSED CONSOLIDATED BALANCE SHEETS,
       JUNE 30, 1994 AND SEPTEMBER 30, 1993
       ----------------------------------------------------------------------------------

                                                                JUNE 30,    SEPTEMBER 30,
                                                                  1994          1993
                                                                --------    -------------
      ASSETS                                                        (In millions)
      ------
       CURRENT ASSETS:
         Cash and equivalents                                   $   8.8         $  27.6
         Trade receivables (less allowances of
           $4.0 million and $4.5 million, respectively)           111.4           103.2
         Inventories (Note 3)                                      63.8            61.2
         Other current assets                                      10.0             7.4
                                                                  -----           -----
             Total current assets                                 194.0           199.4
                                                                  -----           -----

       PROPERTY, PLANT AND EQUIPMENT:
         Property, plant and equipment at cost                    904.5           887.3
         Less accumulated depreciation                            315.0           276.2
                                                                  -----           -----
             Property - Net                                       589.5           611.1
                                                                  -----           -----

       OTHER ASSETS                                                43.6            49.6
                                                                  -----           -----
               TOTAL                                            $ 827.1         $ 860.1
                                                                  =====           =====

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------
       CURRENT LIABILITIES:
         Current maturities of long-term debt (Note 2)          $   5.4         $   5.7
         Trade payables                                            41.8            43.7
         Accrued and other liabilities                             50.3            50.1
                                                                  -----           -----
             Total current liabilities                             97.5            99.5
                                                                  -----           -----

       LONG-TERM DEBT (Note 2)                                    708.7           670.1

       OTHER LONG-TERM LIABILITIES                                 27.5            32.6

       DEFERRED INCOME TAXES                                        4.3             4.3

       COMMITMENTS AND CONTINGENCIES                                -               -

       STOCKHOLDERS' EQUITY (DEFICIT):
         Class A common stock - par value, $.0001 per share;
           authorized 125,000,000 shares; issued 48,454,861
           shares and 47,510,789 shares, respectively, and
           outstanding 48,369,161 shares and 47,425,089
           shares, respectively                                     -               -
         Class B common stock - par value, $.0001 per share;
           authorized 15,000,000 shares; issued and
           outstanding 5,266,273 shares and 5,951,427 shares,
           respectively                                             -               -
         Capital in excess of par value                           170.2           169.4
         Retained deficit                                        (170.2)         (104.9)
         Common stock in treasury - at cost; 85,700 shares         (0.8)           (0.8)
         Recognition of minimum pension liability                 (10.1)          (10.1)
                                                                  -----           -----
         Total stockholders' equity (deficit)                     (10.9)           53.6
                                                                  -----           -----
               TOTAL                                            $ 827.1         $ 860.1
                                                                  =====           =====

         See notes to condensed consolidated financial statements.


         GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
         ----------------------------------------------

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         JUNE 30, 1994 AND 1993 (In millions, except per share data)
         --------------------------------------------------------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                          1994               1993
                                                        --------           -------
         NET SALES                                      $ 203.2            $ 188.0
         COST OF GOODS SOLD                               182.8              172.5
                                                          -----              -----
         GROSS MARGIN                                      20.4               15.5
         SELLING AND ADMINISTRATIVE COSTS                 (19.7)             (18.4)
                                                          -----              -----
         OPERATING EARNINGS (LOSS)                          0.7               (2.9)
         INTEREST EXPENSE - Net (Note 2)                  (20.3)             (21.8)
         OTHER INCOME (EXPENSE) - Net                      (0.1)               0.7
                                                          -----              -----
         LOSS BEFORE INCOME TAXES                         (19.7)             (24.0)
         INCOME TAXES                                       -                  -
                                                          -----              -----
         NET LOSS                                         (19.7)           $ (24.0)
                                                                             =====
         RETAINED DEFICIT:
           BEGINNING OF PERIOD                           (150.5)
                                                          -----
           END OF PERIOD                                $(170.2)
                                                          =====

         NET LOSS PER COMMON AND COMMON
           EQUIVALENT SHARE                             $ (0.37)           $ (0.45)
                                                          =====              =====

         AVERAGE NUMBER OF COMMON AND COMMON
           EQUIVALENT SHARES OUTSTANDING                   53.6               53.4
                                                          =====              =====

         See notes to condensed consolidated financial statements.


         GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
         ----------------------------------------------

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
         JUNE 30, 1994 AND 1993 (In millions, except per share data)
         --------------------------------------------------------------------------


                                                         NINE MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                           1994              1993
                                                         -------           --------
         NET SALES                                      $ 569.6            $ 546.3
         COST OF GOODS SOLD                               515.5              481.6
                                                          -----              -----
         GROSS MARGIN                                      54.1               64.7
         SELLING AND ADMINISTRATIVE COSTS                 (59.4)             (56.7)
         DEBT RESTRUCTURING EXPENSES (Note 2)               -                 (8.6)
                                                          -----              -----
         OPERATING LOSS                                    (5.3)              (0.6)
         INTEREST EXPENSE - Net (Note 2)                  (59.7)             (49.3)
         OTHER INCOME (EXPENSE) - Net                      (0.3)               0.4
                                                          -----              -----
         LOSS BEFORE INCOME TAXES, EXTRAORDINARY
           ITEM AND ACCOUNTING CHANGE                     (65.3)             (49.5)
         INCOME TAXES                                       -                  -
                                                          -----              -----
         LOSS BEFORE EXTRAORDINARY ITEM AND
           ACCOUNTING CHANGE                              (65.3)             (49.5)
         EXTRAORDINARY GAIN (Note 2)                        -                201.5
         ACCOUNTING CHANGE (Note 1)                         -                 (1.3)
                                                          -----              -----
         NET INCOME (LOSS)                                (65.3)           $ 150.7
                                                                             =====

         RETAINED DEFICIT:
           BEGINNING OF PERIOD                           (104.9)
                                                          -----
           END OF PERIOD                                $(170.2)
                                                          =====

         EARNINGS PER COMMON AND COMMON
           EQUIVALENT SHARE:
           LOSS BEFORE EXTRAORDINARY ITEM AND
             ACCOUNTING CHANGE                          $ (1.22)           $ (1.01)
           EXTRAORDINARY GAIN                               -                 4.14
           ACCOUNTING CHANGE                                -                (0.03)
                                                          -----              -----
         NET INCOME (LOSS)                              $ (1.22)           $  3.10
                                                          =====              =====

         AVERAGE NUMBER OF COMMON AND COMMON
           EQUIVALENT SHARES OUTSTANDING                   53.6               48.7
                                                          =====              =====

         See notes to condensed consolidated financial statements.


    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
    ----------------------------------------------

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
    JUNE 30, 1994 AND 1993
    -----------------------------------------------------------------------------------


                                                            NINE MONTHS ENDED JUNE 30,
                                                            --------------------------
                                                               1994              1993
                                                            --------          --------
                                                                   (In millions)
    CASH FLOWS FROM OPERATIONS:
    Loss before extraordinary item and
     accounting change                                       $(65.3)         $(49.5)
    Adjustments to reconcile loss before extraordinary
      item and accounting change to net cash from
      operating activities:
        Depreciation and amortization                          45.7            46.3
        Non-cash interest expense                              30.5             6.3
        Change in current assets and liabilities,
          excluding acquisitions and dispositions             (23.2)           (2.8)
        Loss (gain) on asset dispositions                       5.8            (0.6)
        Other - net                                             1.5             0.2
                                                              -----           -----
    Net cash used for operations                               (5.0)           (0.1)
                                                              -----           -----

    CASH FLOWS FROM INVESTMENTS:
      Capital expenditures                                     (25.6)          (17.4)
      Capitalized interest                                      (0.5)           (0.4)
      Acquisition                                                -              (5.9)
      Acquisition restructuring expenditures                    (2.4)           (1.3)
      Proceeds from asset sales                                  4.5             -
      Other investments - net                                    2.1             -
                                                               -----           -----
    Net cash used for investments                              (21.9)          (25.0)
                                                               -----           -----
    CASH FLOWS FROM FINANCING:
      Issuance of senior notes (Note 2)                          -             225.0
      Issuance of subordinated debentures (Note 2)               -             300.0
      Refinancing - debt extinguishment (Note 2)                 -            (460.5)
      Revolver borrowings - net                                 12.0             -
      Senior debt - repayments                                  (3.9)          (12.3)
      Restructuring closing (Note 2)                             -             (53.1)
      Debt issuance costs (Note 2)                               -             (19.7)
      Other financing - net                                      -               3.1
                                                               -----           -----
    Net cash provided by (used for) financing                    8.1           (17.5)
                                                               -----           -----

    Net decrease in cash and equivalents                       (18.8)          (42.6)
    Cash and equivalents, beginning of period                   27.6            64.5
                                                               -----           -----
    Cash and equivalents, end of period                       $  8.8          $ 21.9
                                                               =====           =====

    SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for:
      Interest expense                                        $ 32.7          $ 38.8
    Supplemental schedule of non-cash investing and
     financial activities:
      Fair value of non-cash assets acquired                    -               4.9

    See notes to condensed consolidated financial statements.

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------

  1.  GENERAL

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 1994 and the results of operations for the three and nine months ended June 30, 1994 and 1993 and cash flows for the nine months ended June 30, 1994 and 1993, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission (the Commission) Rule 10-01 of Regulation S-X. In addition to the normal and recurring adjustments and accruals, for the nine months ended June 30, 1993, the Company recognized "Debt Restructuring Expenses" of $8.6 million and an "Extraordinary Gain" of $201.5 million related to a comprehensive debt restructuring (see Note 2) and a charge of $1.3 million for an "Accounting Change" as described below. In the three months and nine months ended June 30, 1994, the Company recognized a charge against operating earnings of approximately $3.5 million for costs associated with the closure of a corrugated container plant in the third quarter of fiscal 1994. Also included in the results for the nine months ended June 30, 1994 is a charge against operating earnings of approximately $2 million for the loss on the sale and costs associated with the disposition of a corrugated container plant in the second quarter of fiscal 1994. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1993.

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

  Upon consummation of the Prepackaged Plan, the Company issued (i) $182.3 million aggregate principal amount of 13-1/2% Senior Subordinated Debentures Due 2003 (the 13-1/2% Senior Subordinated Notes) plus $20.7 million of accrued interest from January 1, 1992 through November 1, 1992, (ii) $195.4 million aggregate principal amount of 10-1/4% Senior Subordinated PIK Notes Due 2001 (the 10-1/4% Senior Subordinated Notes) plus $16.8 million of accrued interest from January 1, 1992 through November 1, 1992 (including $10.6 million of interest paid in additional 10-1/4% Senior Subordinated Notes), (iii) approximately 6 million shares of the Company's Class A Common Stock, par value $.0001 per share (Class A Common Stock) and (iv) approximately 31.8 million redeemable exchangeable warrants (the Warrants) to obtain one share of Class A Common Stock per Warrant, all in exchange for

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
  ------------------------------------------------------------------------------


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

  On May 18, 1993, the Company issued (i) $225 million aggregate principal amount of 11-1/2% Senior Notes Due 2001 (the Senior Notes) and (ii) approximately $434.2 million aggregate principal amount (approximately $300 million of gross proceeds) of 12-3/4% Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures and together with the Senior Notes, the Securities). Proceeds from the sale of the Securities were used (i) to prepay $70 million outstanding under the term loan portion of the Company's bank credit agreement, (ii) to redeem all outstanding 10-1/4% Senior Subordinated Notes ($208.2 million), plus accrued interest thereon (approximately $9.8 million), (iii) to redeem all outstanding 13-1/2% Senior Subordinated Notes ($182.3 million), plus accrued interest thereon (approximately $11.4 million), (iv) to pay fees and expenses of approximately $19.7 million and (v) for general corporate purposes. As a result of the refinancing, the Company accrued interest on the Securities commencing May 18, 1993. The Company also recognized approximately $2.8 million of net interest expense related to the 10-1/4% Senior Subordinated Notes and the 13-1/2% Senior Subordinated Notes for the period from May 18, 1993 to June 17, 1993.

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
  ------------------------------------------------------------------------------

  The $70 million payment under the term loan portion of the Company's bank credit agreement was applied to prepay in full the eight quarterly installments due under the term loan facility from July 1993 through April 1995 and represented a permanent reduction in such facility. As a result of the permanent reduction in the term loan facility, the Company recognized a charge in the three and nine months ended June 30, 1993 of approximately $2.5 million included in "Interest expense-net" for the write-off of deferred financing fees associated with the prepaid portion of such facility.

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


  3.  INVENTORIES
                                                  JUNE 30,      SEPTEMBER 30,
                                                    1994            1993
                                                -----------    --------------
                                                       (In millions)
  Inventories consist of:

  Finished products                                $17.9            $13.3
  In process                                        32.8             34.6
  Raw materials                                      7.7              6.7
  Supplies                                           9.4              9.4
                                                    ----             ----
  Total                                             67.8             64.0
  LIFO valuation adjustment                         (4.0)            (2.8)
                                                    ----             ----
  Total                                            $63.8            $61.2
                                                    ====             ====

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS
  ---------------------

  Third Quarter of Fiscal 1994 Compared with Third Quarter of Fiscal 1993.

  Net sales for the third quarter of fiscal 1994 were $203.2 million, approximately 8 percent higher than net sales of $188.0 million for the third quarter of fiscal 1993. Operating earnings for the quarter were $0.7 million, after a $3.5 million charge for costs associated with the closure of a corrugated container plant, compared with an operating loss of $2.9 million for the year-ago third quarter. The Company reported a net loss of $19.7 million for the current quarter, or $0.37 per share, versus a net loss of $24.0 million, or $0.45 per share a year ago.

  Sales and earnings in the third quarter of fiscal 1994 benefited from significantly higher average selling prices for linerboard and corrugated products as compared to the prior-year quarter. Increased prices in the third quarter of fiscal 1994 had a positive effect on operating earnings of approximately $12 million versus the year-ago quarter.

  A $25 per ton price increase for linerboard and a corresponding price increase for corrugated containers were realized during the first half of fiscal 1994. An additional $30 per ton price increase for linerboard was realized late in the second quarter of fiscal 1994, and the Company has implemented a corresponding price increase for corrugated containers. These increases reversed a trend of substantial decreases in linerboard prices that occurred throughout fiscal 1993.

  Average selling prices for the Company's domestic linerboard and corrugated products increased approximately 12 percent and 6 percent, respectively, in the third quarter of fiscal 1994 compared with the prior-year quarter. In addition, average selling prices for the Company's export linerboard increased approximately 2 percent from the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and multiwall bags in the third quarter of fiscal 1994 were essentially unchanged from the year-ago quarter. Despite the implementation of two price increases in the third quarter of fiscal 1994, grocery bag and sack average selling prices were down approximately 8 percent due to substantial price deterioration in late fiscal 1993 and early fiscal 1994.

  Sales and earnings for the third quarter of fiscal 1994 also benefited from increased mill production. Increased volume had a positive effect on operating earnings of approximately $3 million. Linerboard production of 3,248 tons per day (TPD, calculated on the basis of the number of days in the period) increased approximately 8 percent from 3,021 TPD in the prior-year quarter. The Company's Bogalusa, Louisiana mill was down for approximately six days for scheduled maintenance in the third quarter of fiscal 1993 and no scheduled down time was taken in the current fiscal quarter. Unbleached kraft paper production increased approximately 3 percent to 683 TPD from 663 TPD in the third quarter of fiscal 1993.

  Corrugated shipments of approximately 3.2 billion square feet were unchanged versus the prior-year quarter; however, the year-ago period includes shipments from two corrugated container plants which were subsequently sold or closed. Adjusting for the plant closures, corrugated shipments from continuing operations increased approximately 6 percent in the current quarter. Multiwall bag shipments of 12.2 thousand tons were essentially flat versus the year-ago quarter's shipments of 12.1 thousand tons. Grocery bag and sack shipments decreased to 26.5 thousand tons versus shipments of 31.9 thousand tons in the year-ago quarter. In the third quarter of fiscal 1994, the Company implemented price increases for grocery bags and sacks which resulted in some erosion of its market share.

  Gross margin as a percentage of net sales for the third quarter of fiscal 1994 increased to 10.0 percent from 8.2 percent in the prior-year quarter. The margin improvement was primarily due to significantly higher selling prices for linerboard and corrugated products, partially offset by increased fiber costs (approximately $9 million) associated with significantly higher secondary fiber prices (primarily old corrugated containers) and wood chip transportation costs. In addition, gross margin was adversely affected by an approximately $3.5 million charge for costs associated with the closure of the corrugated container plant during the third quarter of fiscal 1994. Selling and administrative costs of $19.7 million for the third quarter of fiscal 1994 were $1.3 million higher than the prior-year quarter. The variance in the current quarter is primarily a result of the reversal of an accrual for incentive compensation in the third quarter of fiscal 1993.

  Net interest expense decreased from the prior-year quarter by $1.5 million to $20.3 million in the third quarter of fiscal 1994. As a result of the refinancing in the third quarter of fiscal 1993, the Company accrued interest on the 11-1/2% Senior Notes Due 2001 and the 12-3/4% Senior Subordinated Discount Debentures Due 2005 commencing May 18, 1993. The Company also recognized (i) approximately $2.8 million of net interest expense related to the 13-1/2% Senior Subordinated Debentures Due 2003 and the 10-1/4% Senior Subordinated PIK Notes Due 2001 for the period
  May 18, 1993 to June 17, 1993 (the Redemption Date) and (ii) a charge of $2.5 million to write-off deferred financing fees related to a prepayment on the term loan portion of the Company's bank credit agreement. Excluding these items, interest expense in the third quarter of fiscal 1994 would have been approximately $3.8 million higher, primarily as a result of higher average debt levels and higher weighted average interest rates.

  First Nine Months of Fiscal 1994 Compared with First Nine Months of Fiscal
  1993.

  Net sales for the first nine months of fiscal 1994 were $569.6 million, approximately 4 percent higher than net sales of $546.3 million for the first nine months of fiscal 1993. The operating loss for the first nine months of fiscal 1994 was $5.3 million compared with an operating loss of $0.6 million after $8.6 million of debt restructuring expenses for the year-ago period. Included in the first nine months of fiscal 1994 results were charges against operating earnings of (i) approximately $3.5 million for costs associated with the closure of a corrugated container plant in the third quarter of fiscal 1994 and (ii) approximately $2 million for a loss on the sale and costs associated with the disposition of a corrugated container plant in the second quarter of fiscal 1994. The Company reported a net loss of $65.3 million, or $1.22 per share, in the first nine months of fiscal 1994 versus net income of $150.7 million, or $3.10 per share, after recording an extraordinary gain on the restructuring of subordinated debt of $201.5 million, or $4.14 per share, in the first nine months of fiscal 1993. In addition, net income in the first nine months of fiscal 1993 was reduced by $1.3 million, or $0.03 per share, for an "Accounting Change" as a result of the Company's adoption of Financial Accounting Standard No. 106,

  "Employers' Accounting for Postretirement Benefits Other Than Pensions."
  The earnings per share amounts were calculated based on 53.6 million weighted average shares and 48.7 million weighted average shares outstanding for the first nine months of fiscal 1994 and fiscal 1993, respectively. The increase in weighted average shares outstanding in the current period was primarily due to the approximately 37.8 million shares issued in November 1992 upon consummation of the Prepackaged Plan (as defined herein).

  Sales and earnings for the first nine months of fiscal 1994 benefited from increased mill production and higher shipments of corrugated products. Increased volume had a positive effect on operating earnings of approximately $9 million. Linerboard production of 3,248 TPD increased approximately 4 percent from 3,133 TPD in the comparable prior-year period. Unbleached kraft paper production increased 4 percent to 689 TPD from 662 TPD in the first nine months of fiscal 1993.

  Corrugated shipments of approximately 9.5 billion square feet were approximately 9 percent higher than the prior-year period. The majority of the increase in corrugated shipments was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. Multiwall bag shipments of
  37.5 thousand tons were approximately 4 percent higher than the first nine months of fiscal 1993 primarily as a result of an increase in market emphasis in certain product lines. Grocery bag and sack shipments were 90.9 thousand tons, a decrease of approximately 4 percent versus shipments of
  94.2 thousand tons a year ago. The decrease in grocery bag and sack shipments was consistent with the decline reported by the industry during the same period.

  Sales and earnings in the first nine months of fiscal 1994 also benefited from slightly higher average selling prices for corrugated containers and multiwall bags, partially offset by lower prices for unbleached kraft paper, as compared to the prior-year period. Higher average selling prices in the first nine months of fiscal 1994 increased operating earnings by approximately $1 million versus the year-ago period. Average selling prices for the Company's corrugated containers and multiwall bags increased approximately 2 percent and 1 percent, respectively, in the first nine months of fiscal 1994 compared with the first nine months of fiscal 1993. Average selling prices for the Company's unbleached kraft paper and grocery bags and sacks both decreased approximately 11 percent in the first nine months of fiscal 1994 compared with the year-ago period. Average selling prices for the Company's domestic linerboard remained flat in the first nine months of fiscal 1994 when compared with the prior-year period; however, average selling prices for the Company's export linerboard decreased approximately 6 percent.

  Gross margin as a percentage of net sales for the first nine months of fiscal 1994 decreased to 9.5 percent from 11.8 percent in the prior-year period. The margin decline was primarily due to increased fiber costs (approximately $11 million) as a result of significantly higher secondary fiber prices (primarily old corrugated containers) and higher wood chip transportation costs. Further, operating earnings were adversely affected by higher mill energy costs (approximately $3 million) due to increased prices. Gross margin was also adversely affected by an approximately $3.5 million charge for costs associated with the closure of a corrugated container plant during the third quarter of fiscal 1994 and an approximately $2 million charge for the loss on the sale and costs associated with the disposition of a corrugated container plant during the second quarter of fiscal 1994. Selling and administrative costs of $59.4 million for the first nine months of fiscal 1994 increased $2.7 million from the prior year primarily as a result of costs associated with a new compensation plan for executive officers and the reversal of an accrual for incentive compensation in the third quarter of fiscal 1993.

  Operating earnings for the first nine months of fiscal 1993 were adversely affected by $8.6 million of debt restructuring expenses related to the Company's comprehensive debt restructuring completed in November 1992. Consummation of the Company's Prepackaged Plan resulted in an extraordinary gain of $201.5 million in the first quarter of fiscal 1993.

  Net interest expense increased from the prior-year period by $10.4 million to $59.7 million in the first nine months of fiscal 1994. The increase was primarily due to the Company's debt refinancing in the third quarter of fiscal 1993 which resulted in higher average debt levels and higher weighted average interest rates.


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  General

  The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

  Net cash used for operations for the first nine months of fiscal 1994 was $5.0 million, compared with $0.1 million a year ago. The unfavorable comparison to the prior-year period was primarily due to increases in working capital.

  Capital expenditures of $25.6 million in the first nine months of fiscal 1994 increased $8.2 million from the prior-year period. The Company has initiated a five-year capital plan that provides for the investment of $50 million, on average, per year. The plan targets approximately 55 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities. Should industry pricing conditions not improve as anticipated, however, the Company has the ability to defer certain capital projects. The Company plans to finance this five-year capital plan with cash provided by operations and borrowings under its bank credit agreement and Trade Receivables Facility (as defined below). In addition, certain capital assets acquired may be leased or financed by debt obligations secured by those assets.

  On September 24, 1993, the Company sold substantially all of its accounts receivable to a wholly owned, special purpose subsidiary, Gaylord Receivables Corporation (GRC). GRC transferred the accounts receivable to a special purpose trust in exchange for trust certificates representing ownership in the accounts receivable. Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivables Facility) collateralized by one series of such trust certificates.

  Liquidity

  As of June 30, 1994, the Company had cash and equivalents of $8.8 million, a decrease of $18.8 million from September 30, 1993 as interest payments, investments in working capital and capital expenditures exceeded earnings before interest, taxes, depreciation and amortization. Total debt increased by $38.3 million from $675.8 million at September 30, 1993 to $714.1 million at June 30, 1994. The increase in total debt was primarily the result of the accretion of discount subordinated debt issued in May 1993 ($30.5 million) and borrowings under the Trade Receivables Facility. As of June 30, 1994, the Company had $12.0 million outstanding and approximately $53 million of credit available under its Trade Receivables Facility. The Company is required to use Trade Receivables Facility borrowings in excess of approximately $53 million to prepay quarterly installments due under the term loan facility of the bank credit agreement, in order of maturity. As of June 30, 1994, the Company had no amounts outstanding and approximately $56 million of revolver borrowings available under its bank credit agreement. On July 31, 1994, the Company amended certain financial covenants related to its bank credit agreement to provide it with additional financial flexibility.

  During fiscal 1994, the Company has implemented $25 per ton and $30 per ton increases for linerboard and corresponding increases for corrugated containers. Effective July 1, 1994, a $40 per ton increase in linerboard prices was implemented, and implementation of a corresponding price increase for corrugated containers is underway. In addition, the Company has announced a $40 per ton price increase for linerboard effective September 5, 1994. Although current industry conditions are strong, there can be no assurance that the increase can be successfully implemented or that the timing of the increase will not be delayed. Further, the effect of higher product prices has been partially offset by increased fiber costs, particularly the price of old corrugated containers, which began to escalate in January 1994. While the secondary fiber markets have been volatile and are difficult to predict, it appears that they have begun to stabilize. There can be no assurance, however, that prices for secondary fiber will decline or that they will not escalate further.

  The Company believes that cash provided by operations and borrowings available under the Trade Receivables Facility and the bank revolving credit facility will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Escalation in the cost of fiber or failure to achieve higher product prices by fiscal 1996, however, could require additional modifications to certain of the financial covenants in the bank credit agreement. Failure to obtain covenant modifications, if necessary, or an erosion of product prices, or escalation in the cost of fiber could have a material adverse effect on the Company's liquidity and its ability to meet its debt service obligations.

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

           Not applicable.


  Item 5.  Other Information.

           Not applicable.


  Item 6.  Exhibits and Reports on Form 8-K.

                  Number and Description of Exhibit

              a)  4.1  Third Amendment to Amended and Restated Credit
                       Agreement dated as of July 31, 1994 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and Co-Manager and Wells Fargo Bank National Association, as Co-Manager.

              b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  	                                         GAYLORD CONTAINER CORPORATION

  Date:  August 9, 1994                 /s/ Marvin A. Pomerantz
                                        -------------------------------------
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


  Date:  August 9, 1994                 /s/ Jeffrey B. Park
                                        -------------------------------------
                                         Jeffrey B. Park
                                         Vice President-Controller
                                         (Principal Accounting Officer)