Form 10-K
period 1994-09-30
GAYLORD CONTAINER CORP /DE/
filed 1994-12-15
CIK 812700

FORM 10-K

Securities and Exchange Commission
Washington DC 20549
FORM 10-K

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the fiscal year ended September 30, 1994

   or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from ___________  to   ____________
                       Commission file number 1-9915


                       GAYLORD CONTAINER CORPORATION

          (Exact name of registrant as specified in its charter)

                 Delaware                        36-3472452
           (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)   Identification No.)

        500 Lake Cook Road, Suite 400, Deerfield, Illinois       60015
            (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code: (708) 405-5500 Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                  on which registered

Class A Common Stock, $.0001 par value per share    American Stock Exchange
(53,768,325 shares outstanding as of
 November 28, 1994)

Redeemable Exchangeable Warrants                    American Stock Exchange
(31,845,533 warrants outstanding as of
 November 28, 1994)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X___ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ______

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___X__ No ______

The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 28, 1994, was approximately $405 million. There were 5,266,273 shares of registrant s Class B Common Stock, $.0001 par value per share, outstanding as of November 28, 1994.

Documents Incorporated by Reference

The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1995 is incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

Development
Gaylord Container Corporation (including its subsidiaries, the Company) acquired businesses which had been owned by Crown Zellerbach Corporation on November 17, 1986 for approximately $260 million. Since its inception, the Company has grown its business through strategic acquisitions and capital investments to expand capacity. The Company financed the acquisitions and capital investments with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's facilities currently consist of three containerboard and unbleached kraft paper mills, 15 corrugated container and sheet plants, two sheet feeder plants, two multiwall bag plants, two grocery bag and sack plants, a specialty chemicals facility, a preprint and graphics center and a cogeneration facility.

On September 11, 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. On November 2, 1992, the Company consummated the Prepackaged Plan.

In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested at the mills.

General
The corrugated container is unrivaled in most industrial applications for providing an economical and safe means of transporting products. In addition, corrugated containers are increasingly utilized as an integrated transportation and marketing device in the form of point-of-sale displays. The major corrugated container end-use markets are food, beverage and agricultural products; paper and fiber products; petroleum, petrochemical resins, plastics and rubber products; glass and metal containers; electronic products; and electrical and other machinery. Most corrugated containers are produced and sold under individual customer orders.

Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard in corrugated container and sheet feeder plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued in corrugated container or corrugated sheet plants to produce corrugated containers.

Corrugated containers generally are delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk and low density and value of corrugated containers make shipping costs a relatively high percentage of total costs. As a result, corrugated container plants tend to be located close to customers to minimize freight costs.

To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants and to reduce waste by closely matching the width of paper rolls to their corrugators, vertically integrated containerboard manufacturers routinely exchange containerboard from mills in one location for containerboard having a similar value elsewhere in the United States. Producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient weight ranges.

Unbleached kraft paper is the principal raw material used in the manufacture of multiwall bags and grocery bags and sacks. Multiwall bags are used by producers in such industries as pet food, chemical, agricultural, food, metal, plastics and rubber. Multiwall bags and grocery bags and sacks are manufactured through a process of printing, cutting, folding and gluing kraft paper to meet customer specifications.

The basic raw material used in the manufacture of containerboard and unbleached kraft paper is cellulose fiber (which is produced primarily from wood chips). The industry's use of recycled fiber, however, has been increasing. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.

In calendar 1993, corrugated product sales and grocery and multiwall bag sales by U.S. manufacturers were estimated by industry trade associations to be $16.8 billion and $1.6 billion, respectively. It has also been estimated that containerboard and unbleached kraft paper capacity utilization rates in the United States averaged 94 percent and 91 percent, respectively, in calendar 1993 and 98 percent and 93 percent, respectively, for the first 10 months of calendar 1994. Annual U.S. containerboard and unbleached kraft paper capacity in calendar 1994 was estimated to be 31 million tons and 2.6 million tons, respectively.

Demand for corrugated containers, containerboard and unbleached kraft paper is affected by the level of growth of economic activity and, in the case of containerboard, the strength of the U.S. dollar. While overall demand for unbleached kraft paper has declined in recent years due to displacement by plastics, this decline has been at least partially offset by a reduction in the supply of unbleached kraft paper in the United States due to reallocation of productive capacity. For further information regarding the industry and factors which influence prices and the demand for packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

Sales
Corrugated containers and sheets, multiwall bags, grocery bags and sacks and solid fibre products collectively represent approximately 80 percent of the Company's net sales while containerboard and unbleached kraft paper represent approximately 20 percent of such sales. Sales of the Company's products are not seasonal to any significant degree.

The Company sells its products to thousands of customers, with the 10 largest accounting for approximately 11 percent of net sales in both fiscal 1994 and fiscal 1993 and 10 percent in fiscal 1992. The Company's largest customer accounted for approximately 2 percent of the Company's net sales in each of fiscal 1994, fiscal 1993 and fiscal 1992. Corrugated containers are generally produced to customer order for delivery from four to ten days after receipt of the order. As a result, the Company's backlog at any particular time generally does not exceed 3 percent of corrugated product sales.

In general, each converting facility has its own sales force which is responsible for marketing and distribution to local customers. A national account sales force handles converted product sales to large customers who utilize centralized purchasing for multiple locations. In total, the Company's sales force for converted products at September 30, 1994 consisted of approximately 135 salespersons. Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a centralized marketing and sales group.

The Company exports linerboard, certain converted products and specialty chemicals. Such sales totaled $45.7 million, $37.2 million and $38.6 million in fiscal 1994, fiscal 1993 and fiscal 1992, respectively.

Products
Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end users. Corrugated shipments of 12.7 billion square feet in fiscal 1994 were approximately 7 percent higher than the prior year. The majority of the increase was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. From fiscal 1992 to fiscal 1993 corrugated shipments increased approximately 16 percent. The increase was primarily due to enhanced marketing efforts and the acquisition of two sheet feeder plants.

Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. Production of containerboard increased to 1,194,900 tons in fiscal 1994, an increase of approximately 4 percent from the prior year. The increase in production was primarily due to increased productivity at each of the Company's mills. During fiscal 1993, the Company produced 1,151,900 tons of containerboard compared to 1,087,300 tons in fiscal 1992. During fiscal 1994, fiscal 1993 and fiscal 1992, the Company's corrugated plants consumed the equivalent of approximately 82 percent, 80 percent and 73 percent, respectively, of the Company's containerboard production.

Multiwall Bags. The Company produces many varieties of medium to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments increased to 51,500 tons in fiscal 1994, an increase of approximately 6 percent from fiscal 1993. The Company's multiwall bag shipments increased to 48,700 tons in fiscal 1993, an increase of approximately 10 percent from fiscal 1992 shipments of 44,100 tons. The increases in multiwall bag shipments in fiscal 1994 and fiscal 1993 are primarily a result of increases in market share in certain product lines.

Grocery Bags and Sacks. The Company produces grocery bags and sacks in a variety of sizes and sells them to wholesale and retail distributors for packaging their products. The Company shipped approximately 116,500 tons of grocery bags and sacks in fiscal 1994, a decrease of approximately 9 percent versus shipments of 128,600 tons in the prior year. The decline in shipments in fiscal 1994 is primarily due to the consolidation of two grocery bag and sack plants, partially offset by significant increases in shipments of Gaylord Handle Bags (R, registered trademark). The Company's shipments of grocery bags and sacks in fiscal 1993 decreased approximately 5 percent versus shipments of 134,800 tons in fiscal 1992.

Unbleached Kraft Paper. The Company is a leading supplier of unbleached kraft paper to independent multiwall bag and grocery bag and sack converters. During fiscal 1994, the Company produced 250,700 tons of unbleached kraft paper compared to 241,100 tons and 227,400 tons in fiscal 1993 and fiscal 1992, respectively. In addition to its own production, the Company has agreed to purchase through 1999 approximately 35,000 tons per year of unbleached kraft paper from Riverwood International USA, Inc. During fiscal 1994, fiscal 1993 and fiscal 1992 the Company's multiwall bag and grocery bag and sack plants consumed the equivalent of approximately 58 percent, 66 percent and 68 percent, respectively, of the Company's unbleached kraft paper production and purchase commitments.

Specialty Chemicals. The Company, through its wholly owned subsidiary, Gaylord Chemical Corporation, utilizes by-product materials from its manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, as a natural gas odorant, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, plastic, pesticide and pharmaceutical industries. Management believes that the Company is the sole domestic producer of DMSO and estimates that the Company produces 35 to 40 percent of the world's supply of DMSO. Sales of these products for fiscal 1994, fiscal 1993 and fiscal 1992 were $14.3 million, $14.9 million and $13.3 million, respectively.

Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used with corrugated containers.

The Company operates a cogeneration facility at the Antioch, California mill which produces steam and electricity for the mill. Pursuant to a long-term agreement, the Company sells to Pacific Gas & Electric Company, subject to certain adjustments, a specified amount of electricity produced by the cogeneration facility, which represented the cogeneration facility's anticipated excess capacity at the contract date. Electricity sales pursuant to this agreement were $8.5 million, $8.7 million and $10.2 million in fiscal 1994, fiscal 1993 and fiscal 1992, respectively.

Raw Materials
The Bogalusa, Louisiana mill uses approximately 75 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper, of which approximately 46 percent in fiscal 1994 and 42 percent in each of fiscal 1993 and fiscal 1992 were supplied by a division of Hanson Natural Resources Company (Hanson) and the remainder was purchased on the open market. The Company has certain agreements through 2016 pursuant to which Hanson is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at prices based on independent market transactions and, through 1998, hog fuel (which consists of bark and other residual fiber from trees) at prices derived from prices of an alternative fuel. In addition, recycled fiber accounts for approximately 25 percent of the mill's fiber requirements.

The Antioch, California mill uses 100 percent recycled fiber. Approximately 20 percent of the old corrugated containers (OCC) used as a source of recycled fiber at the Antioch mill are supplied under contracts with two suppliers which expire in 1995. Contract prices are based on published industry prices, as defined. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide significant quantities of OCC at market prices. An additional 20 percent of the Antioch mill's OCC requirements is supplied under contracts with numerous small suppliers with the remainder purchased on the open market.

The Pine Bluff, Arkansas mill uses approximately 80 percent wood chips, of which approximately 25 percent in fiscal 1994 and 33 percent in each of fiscal 1993 and fiscal 1992 were supplied by Weyerhaeuser Company (Weyerhaeuser) and the remainder was purchased on the open market. The Company has an "evergreen" contract with Weyerhaeuser to provide significant quantities of wood chips at market prices. The contract is automatically renewed on January 1 for a term of one year unless either party gives notice of its intention to terminate the contract by such date. If such notice is given, all contractual obligations would cease on the following July 1. In addition, recycled fiber accounts for approximately 20 percent of the mill's fiber requirements.

During fiscal 1994, the Company's performance was adversely affected by higher fiber costs, primarily as a result of significant increases in OCC prices which began to escalate in January 1994. While the secondary fiber markets have been volatile and are difficult to predict, prices for secondary fiber have recently declined. There can be no assurance, however, what direction prices will take in the future. In fiscal 1994, fiber represented approximately one-third of the Company's containerboard and unbleached kraft paper production cost. Future increases in fiber prices would adversely affect the Company's profitability.

Energy
The Company's mills require significant amounts of steam and electricity in their operation. The Company has entered into long-term supply agreements with James River Corporation of Nevada and Hanson pursuant to which these companies provide hog fuel for the production of steam at the Bogalusa mill. In fiscal 1994, the Bogalusa mill produced all of its steam and generated approximately 66 percent of its electricity requirements. During the same period, the Antioch mill produced all of its steam and approximately 81 percent of its electricity. The Antioch mill has a contract to sell electricity from its cogeneration facility to a public utility through 2013. See "Products." Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility.

In fiscal 1994, energy costs accounted for approximately 10 percent of the Company's container-board and unbleached kraft paper production cost. Future increases in energy prices would adversely affect the Company's profitability.

Competition
Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital intensive with high barriers to entry because new facilities take at least two years to construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has fiber supply agreements described in "Raw Materials." Such agreements covered approximately 43 percent of its pulpwood and wood chip requirements in fiscal 1994.

In contrast to the containerboard and unbleached kraft paper segment of the industry, the converting segment, which manufactures corrugated products, multiwall bags and grocery bags and sacks, has comparatively low barriers to entry. Competition in corrugated products and, to a lesser extent, multiwall bags and grocery bags and sacks, is primarily localized, with proximity to customers an important factor in minimizing shipping costs. There are a substantial number of competitors in each of the geographic areas in which the Company's converting facilities are located. Many of such competing facilities are owned by other integrated producers.

Environmental Matters
Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. The Company made capital expenditures for environmental purposes of approximately $2.3 million, $1.9 million and $2.5 million in fiscal 1994, fiscal 1993 and fiscal 1992, respectively. The Company's predecessors spent substantial sums for pollution control facilities, and the Company may be required to do so in the future. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental regulations.

In December 1993, the Environmental Protection Agency (EPA) proposed regulations implementing portions of the Clean Air Act of 1990 and the Clean Water Act applicable to the pulp and paper industry known as the "cluster rules." The EPA has indicated that significant changes to the regulations will be considered prior to the adoption of the final regulations which are to be issued in 1996, with compliance required within three years from that date.
The Company is evaluating the potential impact of the proposed rules on its operations and capital expenditures over the next several years. Preliminary estimates indicate that the Company could be required to make capital expenditures of approximately $3 million to $7 million per year between 1996 and 1998 to meet the requirements of the proposed rules. The ultimate financial impact of the regulations cannot be predicted with any reasonable certainty and will depend on several factors, including the actual requirements imposed under the final rules, new developments in control process technology and inflation.

The Company is unable to predict the effect of additional environmental regulations that may be adopted in the future. The Company believes it has the management and technical expertise to respond to anticipated future changes in environmental requirements.

Employees
At September 30, 1994, the Company employed approximately 4,100 people. Approximately 71 percent of the Company's employees are hourly wage employees who are members of various labor unions. The Company's labor agreements covering its employees at its Antioch, Pine Bluff and Bogalusa mills expire in fiscal 1995, fiscal 1996 and fiscal 2000, respectively. At September 30, 1994, labor contracts at nine of the Company's manufacturing facilities covering approximately 35 percent of the Company's union employees have expired or are scheduled to expire before the end of fiscal 1995. The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

Item 2. PROPERTIES

Manufacturing Properties
The Company's plants are maintained in generally good condition and are believed to be suitable for their specific purposes. Set forth below is certain information concerning these facilities.

                                                             Owned/
FACILITY                                         Products    Leased
- -------------------------------------------------------------------
Mills:
Antioch, California                        Containerboard     Owned
Bogalusa, Louisiana                    Containerboard and
                                   unbleached kraft paper     Owned
Pine Bluff, Arkansas               Unbleached kraft paper     Owned

Corrugated Plants:
Antioch, California                 Corrugated containers     Owned
Atlanta, Georgia                    Corrugated containers     Owned
Bogalusa, Louisiana                 Corrugated containers
                                          and solid fibre     Owned
Carol Stream, Illinois              Corrugated containers     Owned
City of Industry, California(1)         Corrugated sheets     Owned
Dallas, Texas                       Corrugated containers    Leased
Gilroy, California                  Corrugated containers    Leased
Greenville, South Carolina          Corrugated containers     Owned
Marion, Ohio                        Corrugated containers     Owned
Newark, Delaware                    Corrugated containers     Owned
Phoenix, Arizona                    Corrugated containers     Owned
Raleigh, North Carolina             Corrugated containers     Owned
San Antonio, Texas                  Corrugated containers     Owned
St. Louis, Missouri                 Corrugated containers     Owned
Sunnyvale, California                   Corrugated sheets    Leased
Tampa, Florida                      Corrugated containers    Leased
Weslaco, Texas                      Corrugated containers    Leased

Bag Plants:
Oakmont, Pennsylvania(2)                   Multiwall bags    Leased
Pine Bluff, Arkansas                       Multiwall bags     Owned
Alsip, Illinois                    Grocery bags and sacks    Leased
Monroe, Louisiana                  Grocery bags and sacks    Leased

Other Facilities:
Antioch, California              Electricity cogeneration     Owned
Bogalusa, Louisiana                   Specialty chemicals     Owned
Livermore, California               Preprinted linerboard    Leased

(1) The Company is in the process of relocating this plant from a leased facility in City of Industry to a plant that is owned.
(2) The Company is in the process of relocating this plant to a leased facility in Twinsburg, Ohio. The Company has sold the building in which the plant currently operates, but will lease it until the plant's operations are transferred to the new facility in fiscal 1995.

The Bogalusa mill has five paper machines with the capacity to produce linerboard, corrugating medium and unbleached kraft paper. The mill uses softwood and hardwood pulp and recycled fiber from OCC and double lined kraft
(DLK) clippings. In fiscal 1994, fiscal 1993 and fiscal 1992, the mill produced an average of 2,630 tons per day (TPD, calculated on the basis of the number of days in the period), 2,542 TPD and 2,428 TPD, respectively, of containerboard and unbleached kraft paper.

The Antioch mill has one paper machine with the capacity to produce recycled linerboard and corrugating medium using 100 percent recycled fiber. The Antioch mill produced an average of 894 TPD, 858 TPD and 789 TPD of containerboard in fiscal 1994, fiscal 1993 and fiscal 1992, respectively.

The Pine Bluff mill has one paper machine with the capacity to produce unbleached kraft paper. The mill uses softwood pulp and recycled fiber from DLK. In fiscal 1994, fiscal 1993 and fiscal 1992 the mill produced an average of 447 TPD, 427 TPD and 395 TPD, respectively, of unbleached kraft paper.

The Company's corrugated container and sheet feeder plants shipped 12.7 billion square feet, 11.9 billion square feet and 10.3 billion square feet of corrugated products in fiscal 1994, fiscal 1993 and fiscal 1992, respectively. The Company's multiwall bag plants shipped 51,500 tons, 48,700 tons and 44,100 tons of multiwall bags in fiscal 1994, fiscal 1993 and fiscal 1992, respectively. The Company shipped 116,500 tons, 128,600 tons and 134,800 tons of grocery bags and sacks in fiscal 1994, fiscal 1993 and fiscal 1992, respectively. See "Business - Products."

Other Properties
The Company leases its executive and general and administrative offices in Deerfield, Illinois. It also leases numerous warehouse facilities and sales offices.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 16 of Notes to Consolidated Financial Statements." The outcome of such litigation is not expected to have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant
Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company from the date of its organization. In 1971, Mr. Pomerantz was named Vice President of Continental Can Company, Inc. and in January 1975 was named Vice President and General Manager of its Forest Products Brown Systems Operation. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., an Iowa corporation engaged primarily in real estate investment. From 1980 to 1982, he served as President of the Diversified Group of Navistar International Corporation, formerly International Harvester Corporation, a manufacturer of trucks, and Executive Vice President of Navistar. Currently, Mr. Pomerantz serves on the Board of Directors and the Executive Committee of the American Forest & Paper Association. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and on the board of directors of Stone Container Corporation, a manufacturer of paper packaging products.

Dale E. Stahl has served as President and Chief Operating Officer of the Company since August 1988. From March 1988 through August 1988, Mr. Stahl served as a Vice President of the Company. From March 1978 through March 1988, he was employed by Union Camp Corporation, an integrated paper packaging manufacturer, starting in sales and ultimately being promoted to Vice President-General Manager of the container division.

Daniel P. Casey has served as Executive Vice President of the Company since February 1990. From July 1988 through February 1990, he served as Senior Vice President-Financial and Legal Affairs for the Company and from January 1988 through June 1988 in the same position for both the Company and Mid-America Packaging, Inc. (Mid-America), which merged with the Company in June 1988. From March 1987 through January 1988, Mr. Casey served as Vice President-Financial and Legal Affairs for both the Company and Mid-America.

Lawrence G. Rogna has served as Senior Vice President of the Company since February 1990. From December 1988 through February 1990, Mr. Rogna served as Vice President-Human Resources of the Company. From 1981 to 1988 he was employed by Rohr Industries, Inc., a manufacturer of components for aircraft and space vehicles, where he served as Vice President, Human Resources from 1983 to 1988.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK, WARRANTS
           AND RELATED STOCKHOLDER MATTERS

The Company had 586, 12 and 40 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock), Class B Common Stock, par value $.0001 per share(Class B Common Stock and together with the Class A Common Stock, Common Stock) and redeemable exchangeable warrants (Warrants), respectively, at November 28, 1994.

The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. The Company's Class B Common Stock is unregistered and not publicly traded. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. In addition, each share of Class B Common Stock will be automatically converted into one share of Class A Common Stock under certain conditions (see "Note 12 of Notes to Consolidated Financial Statements"). Each Warrant is exercisable for one share of Class A Common Stock subject to adjustment and unless redeemed or exchanged earlier by the Company. The Warrants will be exercisable on or after July 31, 1996, except in certain circumstances as described in "Note 12 of Notes to Consolidated Financial Statements."

Information with respect to quarterly high and low sales prices for the Company's Class A Common Stock for each quarterly period for fiscal 1994, fiscal 1993 and fiscal 1992 and the Warrants for each quarterly period for fiscal 1994 and fiscal 1993 is contained in "Note 19 of Notes to Consolidated Financial Statements."

The Company neither declared nor paid any dividends on its Common Stock during fiscal 1994, fiscal 1993 and fiscal 1992. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock (Restricted Payments) is limited under the terms of its debt agreements. At September 30, 1994 the Company was prohibited from making Restricted Payments, except in certain limited circumstances. See "Note 9 of Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the Company. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                             Year Ended September 30, (1)
                                    ----------------------------------------------
In millions, except per share data    1994      1993      1992      1991      1990
Income Statement Data:
Net sales                           $784.4    $733.5    $722.8    $723.8    $718.3
Cost of goods sold                   691.4     652.1     608.4     630.6     611.2
                                   -------   ------- ---------   ------- ---------
Gross margin                          93.0      81.4     114.4      93.2     107.1
Selling and administrative costs (2) (81.0)    (73.8)    (77.0)    (69.6)    (65.7)
Non-recurring
operating charges (2)(3)(6)(7)(8)(9) (15.5)     (9.9)    (58.9)   (135.1)     (5.0)
                                   -------   ------- ---------   ------- ---------
Operating earnings (loss)             (3.5)     (2.3)    (21.5)   (111.5)     36.4
Interest expense - net               (80.3)    (68.2)   (110.8)   (107.0)    (72.4)
Other income (expense) - net          (0.2)      0.5      (0.2)     (1.0)     (2.5)
                                   -------   ------- ---------   ------- ---------
Loss before income taxes             (84.0)    (70.0)   (132.5)   (219.5)    (38.5)
Income taxes                           -         -         -       (39.2)    (15.3)
                                   -------   ------- ---------   ------- ---------
Loss before extraordinary
item and accounting change           (84.0)    (70.0)   (132.5)   (180.3)    (23.2)
Extraordinary gain (4)                 -       201.5       -         -         -
Accounting change (5)                  -        (1.3)      -         -         -
                                   -------   ------- ---------   ------- ---------
Net income (loss)                   $(84.0)   $130.2   $(132.5)  $(180.3)   $(23.2)
                                    ======    ======    ======    ======    ======

Earnings per common and
common equivalent share:
Loss before extraordinary item
and accounting change               $(1.57)   $(1.40)   $(8.54)  $(11.68)   $(1.47)
Extraordinary gain (4)                 -        4.04       -         -         -
Accounting change (5)                  -       (0.03)      -         -         -
                                    -------   -------   ------    ------   -------
Net income (loss)                   $(1.57)    $2.61    $(8.54)  $(11.68)   $(1.47)
                                    ======    ======    ======    ======    ======
Weighted average common and
 common equivalent shares
 outstanding (10)                     53.6      49.8      15.5      15.4      15.8
                                    ======    ======    ======    ======    ======

                                                      September 30,
                                    ----------------------------------------------
In millions                           1994      1993      1992      1991      1990
Balance Sheet Data:
Current assets                      $206.7    $199.4    $229.7    $205.5    $178.4
Property - net                       592.9     611.1     637.5     669.8     838.2
Other assets                          43.5      49.6      34.5      90.4      82.9
                                   -------   ------- ---------  -------- ---------
Total assets                        $843.1    $860.1    $901.7    $965.7  $1,099.5
                                    ======    ======    ======    ======    ======

Current liabilities (11)            $135.1     $99.5     $98.7    $931.0    $157.3
Pre-petition liabilities
subject to compromise (12)             -         -       907.1       -         -
Long-term debt (less
 current maturities)                 696.8     670.1      28.5      29.7     733.7
Other long-term liabilities and
deferred income taxes                 35.0      36.9      23.1      28.0      55.2
                                   -------   ------- ---------  -------- ---------
Total liabilities                    866.9     806.5   1,057.4     988.7     946.2
Stockholders' equity (deficit)       (23.8)     53.6    (155.7)    (23.0)    153.3
                                   -------   ------- ---------  -------- ---------
Total liabilities and
stockholders' equity (deficit)      $843.1    $860.1    $901.7    $965.7  $1,099.5
                                    ======    ======    ======    ======    ======

(1) The Company operates on a 52/53 week fiscal year. Fiscal 1991 through fiscal 1994 were 52-week years. Fiscal 1990 was a 53-week year.

(2) The Company recognized fees and expenses in connection with a debt restructuring during fiscal 1993, fiscal 1992 and fiscal 1991 of $7.8 million, $21.0 million (including approximately $4.0 million of employee retention costs which were classified as "Selling and administrative costs") and $9.9 million, respectively. See "Note 2 of Notes to Consolidated Financial Statements."

(3) In fiscal 1994, the Company recorded charges against operating earnings of $15.5 million primarily for various asset write-downs and other costs associated with the relocation of three facilities, the closure of a corrugated container plant and the sale of a corrugated container plant. See "Note 2 of Notes to Consolidated Financial Statements."

(4) In fiscal 1993, the Company recorded an extraordinary gain of $201.5 million, net of $1.2 million of income taxes, as a result of the forgiveness of debt pursuant to the terms of the Prepackaged Plan. See "Note 3 of Notes to Consolidated Financial Statements."

(5) The Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS No. 106), on October 1, 1992. As a result, the Company recorded a charge to earnings of $1.3 million for the effect of an accounting change in fiscal 1993 related to the immediate recognition of its accumulated benefit obligation pursuant to the provisions of FAS No. 106. See "Note 15 of Notes to Consolidated Financial Statements."

(6) In fiscal 1993, the Company recorded a pre-tax charge of $2.1 million for the consolidation of certain grocery bag and sack manufacturing facilities.

(7) In fiscal 1991, the Company recorded a non-cash pre-tax charge of $125.2 million primarily consisting of the write-down of the Antioch, California virgin fiber mill's fixed assets to their then estimated recovery value net of estimated carrying costs. In fiscal 1992, the Company recorded a non-cash pre-tax charge of $32.9 million primarily consisting of an asset write-down, a provision for future demolition costs, costs of asbestos removal and estimated carrying costs pending disposition of the virgin fiber mill. See "Note 2 of Notes to Consolidated Financial Statements."

(8) In fiscal 1992, the Company recorded a pre-tax charge of approximately $9.0 million for the cost of acquiring the remaining ownership interest in Gaylord Bag Partnership and Bay Sheets, Inc. See Note 4 of Notes to Consolidated Financial Statements.

(9) In fiscal 1990, the Company recorded a provision of $5.0 million for losses on asset disposals and costs associated with consolidation of the Company's corrugated container facilities in Ohio. This amount has been reclassified from "Other income (expense) - net" to conform with the current-year presentation.

(10) In fiscal 1993, pursuant to the terms of the Prepackaged Plan, the Company issued 6 million shares of Class A Common Stock and approximately 31.8 million Warrants to obtain one share of Class A Common Stock per Warrant.

(11) The Company's failure to pay interest on its subordinated debt was an event of default under the subordinated debt indentures and under the Company's prior bank credit agreement, and its failure to pay principal when due under its prior bank credit agreement was an event of default under the Company's Export-Import Bank agreement. As a result, the Company's subordinated notes ($580.4 million) and all amounts outstanding under the bank credit agreement ($201.5 million) were subject to acceleration and at September 30, 1991 were classified as "Current liabilities." In addition, at September 30, 1992 and 1991 amounts outstanding under the Company's Export-Import Bank facility
($11.7 million and $13.8 million, respectively) could have been subject to acceleration and were classified as "Current liabilities."

(12) As a result of filing the Prepackaged Plan, the Company's subordinated notes ($582.8 million aggregate principal amount plus $134.5 million accrued but unpaid interest less $11.4 million of related deferred financing costs) and all amounts outstanding under its prior bank credit agreement ($201.2 million) were subject to compromise and at September 30, 1992 were classified as "Pre-petition liabilities subject to compromise." See "Note 3 of Notes to Consolidated Financial Statements."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
Demand for corrugated containers, containerboard and unbleached kraft paper is cyclical and has historically corresponded to changes in the rate of growth in the U.S. economy and exchange rates for the U.S. dollar. Growth in the U.S. economy generally stimulates demand for packaging products. In addition, weakness of the U.S. dollar versus the currencies of the United States' major trading partners stimulates domestic demand for corrugated products and makes export sales of containerboard more price competitive.

The cyclicality of demand is accentuated by the inelasticity of supply due to the capital intensive nature of the industry. Because productive capacity cannot be added quickly, during periods of rising demand containerboard and unbleached kraft paper inventory levels tend to fall, exerting upward pressure on prices. In periods where capacity exceeds demand, efforts to control inventory levels are limited because containerboard and unbleached kraft paper mills operate most economically near capacity operating levels.

Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. This decline has been at least partially offset by a reduction in the supply of unbleached kraft paper in the United States due to reallocation of productive capacity. The Company can vary its production of unbleached kraft paper, depending on market conditions, because three of the Company's four paper machines that produce unbleached kraft paper also have the capability to produce containerboard.

In 1985, weaker demand in the domestic market and the effect of a stronger U.S. dollar on export shipments of containerboard combined to lower containerboard, corrugated container and unbleached kraft paper prices. In 1986, prices began to recover and by mid-1988 prices had reached historic highs. Between the fall of 1989 and the fall of 1993, published linerboard and grocery sack paper transaction prices declined approximately 27 percent and 34 percent, respectively. Prices for linerboard and grocery sack paper recovered significantly in the second half of Fiscal 1994. With implementation of a $40 per ton price increase for linerboard and a $40 to $50 per ton price increase for unbleached kraft paper in October 1994 and corresponding price increases for corrugated products, current prices exceed the 1988 and 1989 record highs. The Company has announced additional price increases on these products of at least $50 per ton effective at the beginning of calendar 1995. While the current pricing environment is expected to continue due to favorable industry conditions, including low inventories, strong demand for primary and converted products and a strong export market, there can be no assurance that these or any future price increases will be realized.

RESULTS OF OPERATIONS

Year ended September 30, 1994 (Fiscal 1994) Compared with Year ended September 30, 1993 (Fiscal 1993). Net sales for Fiscal 1994 were a record $784.4 million, an increase of approximately 7 percent compared with net sales of $733.5 million for Fiscal 1993. The operating loss for Fiscal 1994 was $3.5 million compared with an operating loss of $2.3 million for Fiscal 1993 after $15.5 million and $9.9 million of non-recurring operating charges in Fiscal 1994 and Fiscal 1993, respectively.

The net loss in Fiscal 1994 was $84.0 million, or $1.57 per share, versus net income of $130.2 million, or $2.61 per share, after recording an extraordinary gain of $201.5 million for the forgiveness of debt, or $4.04 per share, in Fiscal 1993. Net income in Fiscal 1993 was reduced by a charge of $1.3 million, or $0.03 per share, for an accounting change as a result of the Company's adoption of FAS No. 106. The earnings per share amounts were calculated based on 53.6 million weighted average shares and 49.8 million weighted average shares for Fiscal 1994 and Fiscal 1993, respectively. The increase in weighted average shares was primarily due to the additional shares issued upon consummation of the Prepackaged Plan being outstanding for a full year in Fiscal 1994.

Sales and earnings in Fiscal 1994 benefited from a series of product price increases which resulted in higher average selling prices for linerboard, corrugated products and multiwall bags compared with Fiscal 1993. Higher average selling prices in Fiscal 1994 increased operating earnings by approximately $34 million versus the prior fiscal year. Almost all of the pricing improvement occurred in the second half of the fiscal year as price increases for linerboard and unbleached kraft paper were passed through to converted products, and the cumulative benefit of the increases was realized. Average selling prices for the Company's linerboard, corrugated products and multiwall bags increased approximately 7 percent, 3 percent and 1 percent, respectively, in Fiscal 1994 compared with the prior year. Average selling prices for the Company's unbleached kraft paper and grocery bags and sacks decreased approximately 4 percent and 8 percent, respectively, in Fiscal 1994 versus Fiscal 1993 as selling prices for these products continued to decline during the first half of Fiscal 1994 before recovering in the second half of the year.

Sales and earnings for Fiscal 1994 also benefited from record mill production and corrugated product and multiwall bag shipments. Increased volume had a positive effect on operating earnings of approximately $17 million. Production of both linerboard and unbleached kraft paper increased approximately 4 percent to 3,282 tons per day (TPD, calculated on the basis of the number of days in the period) and 689 TPD, respectively, in Fiscal 1994 from 3,165 TPD and 662 TPD, respectively, in the prior year.

Corrugated shipments of 12.7 billion square feet for Fiscal 1994 were approximately 7 percent higher than Fiscal 1993. The majority of the increase in the Company's corrugated shipments was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. Multiwall bag shipments of 51,500 tons in Fiscal 1994 were approximately 6 percent higher than the prior year primarily as a result of increases in market share in certain product lines. Grocery bag and sack shipments were 116,500 tons, a decrease of approximately 9 percent versus shipments of 128,600 tons in Fiscal 1993. The decline in shipments in Fiscal 1994 is primarily due to the consolidation of two grocery bag and sack plants, partially offset by significant increases in shipments of Gaylord Handle Bags.

Gross margin as a percentage of net sales for Fiscal 1994 increased to 11.9 percent from 11.1 percent in the prior year. The margin improvement was due to higher average selling prices, partially offset by increased fiber costs (approximately $30 million) primarily for OCC. Year-over-year, fiber costs increased approximately 29 percent in Fiscal 1994. Further, operating earnings were adversely affected by higher mill energy costs (approximately $3 million) due to increased prices, increased maintenance and supplies costs (approximately $2 million) and general inflation of other manufacturing costs.

Selling and administrative costs for Fiscal 1994 were $7.2 million higher than Fiscal 1993. The increase is primarily the result of higher incentive compensation costs and the cost of enhanced marketing efforts related to the record sales volume.

Operating earnings were adversely affected by $15.5 million of non-recurring operating charges in Fiscal 1994. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities in the fourth quarter (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. The non-recurring operating charges in Fiscal 1993 included $7.8 million of debt restructuring costs and $2.1 million for costs associated with the consolidation of two grocery bag plants. Consummation of the Prepackaged Plan resulted in an extraordinary gain of $201.5 million in Fiscal 1993.

Net interest expense increased to $80.3 million in Fiscal 1994 from $68.2 million in Fiscal 1993. The increase was primarily due to the Company's debt refinancing in the third quarter of Fiscal 1993 which resulted in higher average debt levels and higher weighted average interest rates. Non-cash interest expense increased to $41.3 million in Fiscal 1994 from $15.9 million in Fiscal 1993, primarily due to accretion of the discount on subordinated debt issued in May 1993.

Year ended September 30, 1993 Compared with Year ended September 30, 1992 (Fiscal 1992). Net sales for Fiscal 1993 were $733.5 million, an increase of approximately 2 percent compared with net sales of $722.8 million for Fiscal 1992. The operating loss for Fiscal 1993 was $2.3 million compared with an operating loss of $21.5 million for Fiscal 1992 after non-recurring operating charges of $9.9 million and $58.9 million in Fiscal 1993 and Fiscal 1992, respectively.

In Fiscal 1993, the Company reported net income of $130.2 million, or $2.61 per share, after recording an extraordinary gain of $201.5 million, versus a net loss of $132.5 million, or $8.54 per share, in the prior year. In addition, net income in Fiscal 1993 was reduced by a charge of $1.3 million for an accounting change as a result of the Company's adoption of FAS No. 106. The earnings per share amounts were calculated based on 49.8 million weighted average shares and 15.5 million weighted average shares for Fiscal 1993 and Fiscal 1992, respectively. The increase in weighted average shares in Fiscal 1993 was primarily due to the additional shares issued in November 1992 upon consummation of the Prepackaged Plan.

Sales and earnings in Fiscal 1993 were adversely affected by lower average selling prices for the Company's products. Lower average net selling prices in Fiscal 1993 reduced operating earnings by approximately $45 million versus the prior fiscal year. Average selling prices for the Company's containerboard and unbleached kraft paper decreased approximately 10 percent and 3 percent, respectively, in Fiscal 1993 compared with the prior year. Average selling prices for the Company's corrugated products, multiwall bags and grocery bags and sacks decreased approximately 3 percent, 3 percent and 12 percent, respectively, in Fiscal 1993 versus Fiscal 1992.

Sales and earnings for Fiscal 1993 benefited from increased mill production and converted product shipments. Increased volume had a positive effect on operating earnings of approximately $24 million. Production of containerboard and unbleached kraft paper both increased approximately 6 percent to 3,165 TPD and 662 TPD, respectively, in Fiscal 1993 from 2,987 TPD and 625 TPD, respectively, in the prior year.

Corrugated shipments of 11.9 billion square feet for Fiscal 1993 were approximately 16 percent higher than Fiscal 1992. The increase was primarily due to enhanced marketing efforts and the acquisition of two sheet feeder plants. Multiwall bag shipments of 48,700 tons were approximately 10 percent higher than Fiscal 1992 shipments of 44,100 tons primarily as a result of an increase in market share in certain product lines. Grocery bag and sack shipments of 128,600 tons were approximately 5 percent lower than the prior year.

Gross margin as a percentage of net sales for Fiscal 1993 decreased to 11.1 percent from 15.8 percent in the prior year. The margin decline was primarily due to lower primary and converted product selling prices.

Selling and administrative costs for Fiscal 1993 were $3.2 million lower than Fiscal 1992. The decline is primarily due to costs in Fiscal 1992 for employee benefit plans designed to assure the continued services of employees throughout the debt restructuring.

Operating earnings for Fiscal 1993 were adversely affected by $7.8 million of debt restructur-ing expenses as compared to $17.0 million in Fiscal 1992. In addition, in the fourth quarter, the Company recorded a charge of $2.1 million for the consolidation of two grocery bag and sack plants. Operating earnings in Fiscal 1992 were adversely affected by $32.9 million for an asset write-down and $9.0 million of equity acquisition costs.

Net interest expense declined to $68.2 million in Fiscal 1993 from $110.8 million in Fiscal 1992. The reduction was primarily due to lower outstanding debt levels and interest rates, primarily as a result of the consummation of the Prepackaged Plan in November 1992. As a result of the refinancing its subordinated debt in Fiscal 1993, the Company recognized approximately $2.8 million of net interest expense related to the subordinated debt being redeemed for the period May 18, 1993 (the date the new securities were issued) through June 17, 1993 (the redemption date). In addition, as part of the debt refinancing, the Company recorded a charge of $2.5 million to write-off deferred financing fees related to a prepayment on the term-loan portion of the Company's bank credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

General - The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash provided by operations for Fiscal 1994 was $32.0 million compared with $15.5 million for the prior year. The favorable comparison to Fiscal 1993 was primarily due to increased gross margin and lower interest payments.

Capital expenditures of $40.4 million in Fiscal 1994 increased $16.7 million from Fiscal 1993. In Fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested at the mills. The Company has the ability to adjust the timing of capital projects depending upon industry conditions. Should industry conditions not continue to improve as anticipated, the Company can defer certain capital projects. The Company plans to finance this five-year capital plan with cash provided by operations and borrowings under its credit agreements. In addition, certain capital assets acquired will be leased or financed by debt obligations secured by those assets.

Liquidity - At September 30, 1994, the Company had cash and equivalents of $17.4 million, a decrease of $10.2 million from September 30, 1993 as cash used for investments and financing exceeded cash provided by operations. Total debt increased by $35.5 million from $675.8 million at September 30, 1993 to $711.3 million at September 30, 1994 due to accretion of the discount on subordinated debt issued in May 1993. At September 30, 1994, the Company had no amounts outstanding and approximately $123 million of credit available under the revolving portion of its credit agreements. See "Note 9 to Notes to Consolidated Financial Statements."

During Fiscal 1994, the Company implemented successive $25 per ton, $30 per ton and $40 per ton increases in linerboard prices and corresponding increases for corrugated products. The Company has implemented an additional $40 per ton price increase for linerboard and corresponding price increases for corrugated products in the first quarter of fiscal 1995. The Company has announced additional price increases on these products of at least $50 per ton effective at the beginning of calendar 1995. While the current pricing environment is expected to continue due to favorable industry conditions, including low inventories, strong demand for primary and converted products and a strong export market, there can be no assurance that these or any future price increases will be realized. The effect of higher product prices has been partially offset by increased fiber costs, particularly the price of OCC, which began to escalate in January 1994. While the secondary fiber markets have been volatile and are difficult to predict, prices for secondary fiber have recently declined. There can be no assurance, however, what direction secondary fiber prices will take in the future.

Based upon November 1994 product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Gaylord Container Corporation and Subsidiaries

INDEX TO FINANCIAL STATEMENTS
- -----------------------------------------------
                                           Page
Independent Auditors' Report                 17

Consolidated Balance Sheets at
September 30, 1994 and 1993                  18

Consolidated Statements of
Operations for the Years
Ended September 30, 1994, 1993 and 1992      19

Consolidated Statements of
Stockholders' Equity for the Years
Ended September 30, 1994, 1993 and 1992      20

Consolidated Statements of
Cash Flows for the Years
Ended September 30, 1994, 1993 and 1992      21

Notes to Consolidated Financial Statements   22

INDEPENDENT AUDITORS' REPORT







GAYLORD CONTAINER CORPORATION:
We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) at September 30, 1994 and 1993 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules of the Company for each of the three years in the period ended September 30, 1994, listed in item 14a. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.




Deloitte & Touche LLP

Chicago, Illinois
November 1, 1994

CONSOLIDATED BALANCE SHEETS
Gaylord Container Corporation and Subsidiaries
September 30, 1994 and 1993
In millions
                                                1994      1993
                                             -------   -------
Assets
Current assets:
     Cash and equivalents                     $ 17.4    $ 27.6
     Trade receivables
      (less allowances of $3.7 and
       $4.5, respectively) (Note 9)            121.8     103.2
     Inventories (Note 5)                       59.6      61.2
     Prepaid expenses                            3.1       1.6
     Other                                       4.8       5.8
                                             -------   -------
        Total current assets                   206.7     199.4
Property - net (Note 6)                        592.9     611.1
Other assets:
     Deferred charges (Note 7)                  28.1      34.5
     Other (Note 9)                             15.4      15.1
                                             -------   -------
          Total                              $ 843.1   $ 860.1
                                              ======    ======
Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term
      debt (Note 9)                           $ 14.5     $ 5.7
     Trade payables                             58.6      43.7
     Accrued interest payable                   10.4      10.3
     Accrued and other liabilities (Note 10)    51.6      39.8
                                             -------   -------
Total current liabilities                      135.1      99.5
                                             -------   -------
Long-term debt (Note 9)                        696.8     670.1
Other long-term liabilities (Note 10)           30.7      32.6
Deferred income taxes (Note 8)                   4.3       4.3
Commitments and contingencies (Note 16)          -         -
Stockholders' equity (deficit)
 (Notes 11, 12 and 13):
    Class A common stock                         -         -
    Class B common stock                         -         -
    Capital in excess of par value             170.5     169.4
    Retained earnings (deficit) (Note 9)      (188.9)   (104.9)
    Common stock in treasury - at cost          (0.8)     (0.8)
    Recognition of minimum pension
     liability (Note 15)                        (4.6)    (10.1)
                                             -------   -------
Total stockholders' equity (deficit)           (23.8)     53.6
                                             -------   -------
Total                                         $843.1    $860.1
                                              ======    ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Gaylord Container Corporation and Subsidiaries
For the years ended September 30, 1994, 1993 and 1992
In millions except per share data   1994      1993      1992
                                  --------  --------  --------
Net sales                          $ 784.4   $ 733.5   $ 722.8
Cost of goods sold                   691.4     652.1     608.4
                                  --------  --------  --------
     Gross margin                     93.0      81.4     114.4
Selling and administrative costs     (81.0)    (73.8)    (77.0)
Non-recurring operating
 charges (Note 2)                    (15.5)     (9.9)    (58.9)
                                  --------  --------  --------
     Operating loss                   (3.5)     (2.3)    (21.5)
Interest expense - net (Note 9)      (80.3)    (68.2)   (110.8)
Other income (expense) - net          (0.2)      0.5      (0.2)
                                  --------  --------  --------
     Loss before income taxes        (84.0)    (70.0)   (132.5)
Income taxes (Note 8)                  -         -         -
                                  --------  --------  --------
     Loss before extraordinary
      item and accounting change     (84.0)    (70.0)   (132.5)
Extraordinary gain (Note 3)            -       201.5       -
Accounting change (Note 15)            -        (1.3)      -
                                  --------  --------  --------
     Net income (loss)            $  (84.0)  $ 130.2  $ (132.5)
                                    ======    ======    ======
Earnings per common and common equivalent share:
     Loss before extraordinary
      item and accounting change   $ (1.57)  $ (1.40)  $ (8.54)
     Extraordinary gain (Note 3)       -        4.04       -
     Accounting change (Note 15)       -       (0.03)      -
                                  --------  --------  --------
     Net income (loss)            $  (1.57)   $ 2.61   $ (8.54)
                                    ======    ======    ======
Average number of common and common
 equivalent shares outstanding        53.6      49.8      15.5
                                    ======    ======    ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Gaylord Container Corporation and Subsidiaries
For the years ended September 30, 1994, 1993 and 1992

                                                                                                                         Total
                              -------------Common Stock----------- Capital in  Retained                     Minimum stockholders'
                              -----Class A------  -----Class B----  excess of  earnings --Treasury Stock-   pension      equity
                              Shares     Dollars  Shares   Dollars par value (deficit)   Shares   Dollars liability   (deficit)
                              -------    -------  ------   ------- ---------  -------   -------   ------- ---------   -------
Balance at
September 30, 1991          9,569,667    $0.1   5,983,809    $0.1    $80.2   $(102.6)    85,700    $(0.8)  $  -       $(23.0)
Net loss                         -         -         -         -        -     (132.5)      -          -       -       (132.5)
Options exercised              52,747      -         -         -       0.4        -        -          -       -          0.4
Restricted stock - net            250      -         -         -        -         -        -          -       -           -
Recognition of minimum
 pension liability               -         -         -         -        -         -        -          -      (0.9)      (0.9)
Other                            -         -         -         -       0.3        -        -          -       -          0.3
                           ----------    ----   ---------    ----    ------   ------    ------      ----    -----     ------
Balance at
September 30, 1992          9,622,664     0.1   5,983,809     0.1     80.9    (235.1)    85,700     (0.8)    (0.9)    (155.7)
Net income                       -         -         -         -        -      130.2       -          -        -       130.2
Debt restructuring
 (Note 3)                  37,845,543    (0.1)       -       (0.1)    88.2        -        -          -        -        88.0
Restricted stock - net         10,200      -         -         -        -         -        -          -        -          -
Recognition of minimum
pension liability                -         -         -         -        -         -        -          -      (9.2)      (9.2)
Other                          32,382      -      (32,382)     -       0.3        -        -          -        -         0.3
                          -----------    ----   ---------    ----    ------   ------    -------     ----     ----     ------
Balance at
September 30, 1993         47,510,789      -    5,951,427      -     169.4    (104.9)    85,700     (0.8)   (10.1)      53.6
Net loss                         -         -         -         -        -      (84.0)      -          -        -       (84.0)
Option exercised              124,416      -         -         -       0.7        -        -          -        -         0.7
Restricted stock - net        190,500      -         -         -        -         -        -          -        -          -
Reversal of minimum
 pension liability               -         -         -         -        -         -        -          -       5.5        5.5
Other                         685,154      -     (685,154)     -       0.4        -      (2,722)      -        -         0.4
                          -----------    ----   ---------    ----    ------    ------    ------     -----    -----    ------
Balance at
September 30, 1994         48,510,859   $  -    5,266,273   $  -    $170.5   $(188.9)    82,978    $(0.8)   $(4.6)    $(23.8)
                           ==========   ====    =========    ====   ======    ======     ======     ====     ====     ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Gaylord Container Corporation and Subsidiaries
For the years ended September 30, 1994, 1993 and 1992
In millions
                                     1994      1993      1992
                                  --------- --------- ---------
Cash Flows From Operations:
Loss before extraordinary item
 and accounting change             $ (84.0)  $ (70.0) $ (132.5)
Adjustments to reconcile loss to
 net cash provided by operations:
     Depreciation and amortization    61.2      61.1      59.3
     Non-cash interest expense        41.3      15.9       2.3
     Asset write-down                 13.4       2.1      32.9
     Loss (gain) on asset
      dispositions                     2.1      (0.6)      0.5
     Equity acquisitions               -         -         9.0
     Change in current assets and
      liabilities, excluding
      acquisitions and dispositions:
         Receivables                 (18.6)      0.2      (3.7)
         Inventories                   1.6      (4.8)      3.0
         Prepaid expenses and other
          current assets              (0.6)     (0.7)      7.4
         Accounts payable and other
          accrued liabilities         15.6      11.1      81.2
     Other - net                       0.6       1.2      (0.7)
                                 --------- --------- ---------
Net cash provided by operations       32.6      15.5      58.7
                                 --------- --------- ---------
Cash Flows From Investments:
     Capital expenditures            (40.4)    (23.7)    (22.9)
     Capitalized interest             (0.9)     (0.5)     (0.5)
     Proceeds from asset sales         4.5       0.4       3.1
     Acquisitions                      -        (5.9)     (4.1)
     Acquisition restructuring
      expenditures                    (2.9)     (2.5)     (2.1)
     Other investments - net           1.9       0.4       -
                                 --------- --------- ---------
Net cash used for investments        (37.8)    (31.8)    (26.5)
                                 --------- --------- ---------
Cash Flows From Financing:
     Issuance of senior
      notes (Note 9)                   -       225.0       -
     Issuance of subordinated
      debentures (Note 9)              -       300.0       -
     Refinancing - debt
      redeemed (Note 9)                -      (460.5)      -
     Restructuring closing (Note 3)    -       (53.1)      -
     Senior debt repayments           (5.4)    (13.8)    (10.5)
     Revolver borrowings - net         -         -         3.3
     Debt issuance costs               -       (21.3)      -
     Other financing - net             0.4       3.1       0.1
                                 --------- --------- ---------
Net cash used for financing           (5.0)    (20.6)     (7.1)
                                 --------- --------- ---------
Net (decrease) increase
 in cash and equivalents             (10.2)    (36.9)     25.1
Cash and equivalents, beginning
 of year                              27.6      64.5      39.4
                                  --------  --------  --------
Cash and equivalents, end of year  $ 17.4     $ 27.6    $ 64.5
                                   =======   =======   =======

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Gaylord Container Corporation and Subsidiaries

1. GENERAL/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall bags, grocery bags and sacks and specialty chemicals. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers. The Company also produces unbleached kraft paper which is converted by the Company into bags and sacks for sale to a wide range of industries or sold to independent converters.

The Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, 15 corrugated container and sheet plants, two sheet feeder plants, two multiwall bag plants, two grocery bag and sack plants, a specialty chemicals facility, a preprint and graphics center and a cogeneration facility.

Summary of Significant Accounting Policies - The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below:

Basis of Consolidation - The consolidated financial statements at September 30, 1994 and 1993 and for the years ended September 30, 1994 (Fiscal 1994), September 30, 1993 (Fiscal 1993) and September 30, 1992 (Fiscal 1992) include all of the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53 week fiscal year. Fiscal 1994, Fiscal 1993 and Fiscal 1992 are 52-week fiscal years. Certain amounts for Fiscal 1993 and Fiscal 1992 have been reclassified to conform with the current-year presentation.

Revenue Recognition - Sales are recognized when the Company's products are shipped. Sales to customers with whom the Company has reciprocal purchase agreements are accounted for in the same manner as intercompany transactions and are eliminated in the financial statements.

Cash and Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and commercial paper, with an original maturity of three months or less, to be cash equivalents.

Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.

Property is stated at cost, including interest expense capitalized during construction periods. Maintenance and repairs are charged to expense as incurred.

Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.

Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized. Amortization of deferred financing costs is computed using the straight-line method over the term of the related debt and is reported as interest expense.

Start-Up Costs incurred in bringing major new or expanded facilities into operation are capitalized and charged to expense over periods of not more than five years.

Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS No. 109) which was adopted effective October 1, 1992 (See Note 8). There was no cumulative impact on the Company's effective tax rate from the adoption of FAS No. 109 due to the Company's previous adoption of Financial Accounting Standard No. 96, "Accounting for Income Taxes."

Post-retirement Benefits Other Than Pensions - On October 1, 1992, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (FAS No. 106) and elected to immediately recognize its accumulated benefit obligation. See Note 15.

Business Segment - The Company manufactures paper packaging products including corrugated containers, corrugated sheets, preprinted linerboard, containerboard, unbleached kraft paper, multiwall bags and grocery bags and sacks.

Net Income Per Common and Common Equivalent Share is based on the weighted average number of common shares outstanding during the period plus the weighted average number of common shares issuable upon exercise of outstanding stock options (Note 13) for which the market price of the related stock exceeds the exercise price of the option, less shares which could have been purchased with the assumed proceeds from the sale of such stock (treasury stock method).

2. NON-RECURRING OPERATING CHARGES
In Fiscal 1994, the Company recorded non-recurring operating charges of (i) $9.9 million for asset write-downs and other costs associated with the relocation of three converting facilities in the fourth quarter, (ii) $3.5 million for costs associated with the closure of a corrugated container plant in the third quarter and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant in the second quarter. In Fiscal 1993, the Company incurred $7.8 million of debt restructuring costs in the first quarter and $2.1 million for costs associated with the consolidation of two grocery bag plants in the fourth quarter. In Fiscal 1992, the Company incurred non-recurring operating charges of (i) $32.9 million for an asset write-down related to the closure of the Antioch, California virgin fiber containerboard mill in the fourth quarter, (ii) $17.0 million for debt restructuring charges throughout the fiscal year (see Note 3) and (iii) $9.0 million of equity acquisition costs in the third quarter (see
Note 4).

3. EXTRAORDINARY GAIN
On September 11, 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. On November 2, 1992, the Company consummated the Prepackaged Plan, which involved an exchange of securities with holders of subordinated debt. The Company s other creditors were unaffected by the Prepackaged Plan, and their claims were paid in the ordinary course of business.

The Company accounted for the consummation of the Prepackaged Plan in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Accounting by Entities in Reorganization Under the Bankruptcy Code." The Company exchanged all of its then outstanding subordinated debt for newly issued 13-1/2% Senior Subordinated Debentures Due 2003, the 10-1/4% Senior Subordinated PIK Notes Due 2001 (collectively, the Senior Subordinated Notes), shares of Class A Common Stock (as defined in Note 12) and redeemable exchangeable warrants (the Warrants), which resulted in a forgiveness of debt. The forgiveness of debt resulted in an extraordinary gain of $201.5 million, net of $1.2 million of income taxes. The deferred tax provision was recorded at less than the statutory tax rate due to the recognition of deferred tax benefits which the Company was previously unable to utilize due to limitations on its ability to carryforward tax losses sustained in prior years. A provision of $1.2 million for certain state income taxes was required due to limitations on the use of such net operating loss carryforwards. The Senior Subordinated Notes were redeemed in a refinancing in May 1993 (see Note 9).

4. INVESTMENT IN AFFILIATES
In fiscal 1989, the Company acquired an ownership interest in Gaylord Bag Partnership (GBP) which entitled it to 65 percent of GBP's profits or losses and 50 percent voting control. In Fiscal 1992, the Company acquired the remaining interest in GBP and recorded a charge of approximately $8 million for the cost of such interest, severance costs associated with personnel reductions, other expenses associated with the integration of GBP into the Company and a write-down of certain GBP assets.

In fiscal 1991, the Company acquired a 50 percent interest in Bay Sheets, Inc.
(BSI), which produces corrugated sheets. In Fiscal 1992, the Company purchased the remaining ownership interest in BSI and recorded a one-time pre-tax charge of approximately $1 million related to the write-off of cost in excess of net assets acquired.

In fiscal 1989, the Company purchased a 50 percent ownership interest in Gaylord Central National, Inc. (GCN), a joint venture corporation formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during Fiscal 1994, Fiscal 1993 and Fiscal 1992 were approximately $16.6 million, $12.7 million and $18.2 million, respectively.

5. INVENTORIES

Inventories consist of:
                                     September 30,
                                   -----------------
In millions                          1994      1993
                                   -------   -------
Finished products                    $13.0     $13.3
In process                            38.7      34.6
Raw materials                          8.6       6.7
Supplies                               9.6       9.4
                                   -------   -------
                                      69.9      64.0
LIFO valuation adjustment            (10.3)     (2.8)
                                   -------   -------
 Total                               $59.6     $61.2
                                    ======    ======

As a result of a LIFO inventory liquidation in Fiscal 1994, the Company's "Cost of Goods Sold" in Fiscal 1994 was approximately $0.2 million less than it would have been had a liquidation not occurred.

6. PROPERTY - NET

Property consists of:
                                     September 30,
                                   -----------------
In millions                          1994      1993
                                   -------   -------
Land                                 $15.1     $15.4
Buildings and improvements           117.3     121.9
Machinery and equipment              753.4     740.8
Construction-in-progress              31.6       9.2
                                   -------   -------
                                     917.4     887.3
Accumulated depreciation            (324.5)   (276.2)
                                   -------   -------
 Total                              $592.9    $611.1
                                    ======    ======

7. DEFERRED CHARGES

Deferred charges consist of:
                                     September 30,
                                   -----------------
In millions                          1994      1993
                                   -------   -------
Deferred financing costs             $36.3     $36.4
Capitalized start-up costs            10.0      10.0
Cost in excess of net assets acquired  3.7       3.7
Other                                  2.3       3.0
                                   -------   -------
                                      52.3      53.1
Accumulated amortization             (24.2)    (18.6)
                                   -------   -------
 Total                               $28.1     $34.5
                                    ======    ======

Amortization of deferred charges during Fiscal 1994, Fiscal 1993 and Fiscal 1992 was approximately $6.3 million, $7.3 million and $7.4 million, respectively.

8. INCOME TAXES

The components of the deferred income tax liabilities and assets, substantially all of which are non-current, were as follows:
                                      September 30,
                                    -----------------
In millions                          1994      1993
                                    -------   -------
Deferred tax liabilities:
Depreciation                        $171.4    $164.1
Capitalized interest                  11.0      11.4
Miscellaneous                          1.6       0.7
                                   -------   -------
                                     184.0     176.2
                                   -------   -------
Deferred tax assets:
Net operating loss                   182.0     149.0
Asset write-down                      48.4      46.3
Debt restructuring expenses            4.2       4.0
Other long-term liabilities            4.2       2.7
Deferred compensation                  5.2       4.1
Inventory valuation                    6.0       3.3
Miscellaneous                          5.0       4.9
                                   -------   -------
Sub-total                            255.0     214.3
Less: Valuation allowance            (75.3)    (42.4)
                                   -------   -------
                                     179.7     171.9
                                   -------   -------
Net deferred tax liability            $4.3      $4.3
                                    ======    ======

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory Federal income tax rates to loss before income taxes follows (dollars in millions):

                                                              Year Ended September 30,
                                            ------------------------------------------------------------
                                                     1994               1993                1992
                                            -------------------  -----------------   -------------------
                                                  Percentage of       Percentage of       Percentage of
                                                    loss before         loss before         loss before
                                                         income              income              income
                                               Amount     taxes    Amount     taxes    Amount     taxes
                                               -------   -------   ------- ---------   ------- ---------
Federal statutory income tax                  $(29.4)     (35)%   $(24.5)     (35)%   $(45.0)     (34)%
State income taxes-net of Federal benefit       (4.2)      (5)      (3.5)      (5)      (4.4)      (3)
Limitation on use of net operating losses       33.6       40       28.0       40       49.4       37
                                              -------   -------   -------   -------   -------  --------
Total income taxes                            $  -         -  %   $  -          - %   $  -         -  %
                                              =======   =======   =======   =======   =======  ========

Income tax benefits were not recognized in Fiscal 1994, Fiscal 1993 and Fiscal 1992 due to substantial uncertainty regarding realization of such benefits as a result of the Company's substantial net operating loss carryforwards. The income tax benefit that would have been recognized under FAS No. 109 in Fiscal 1994 was offset by the change in the valuation allowance. During Fiscal 1993, the Company recognized an extraordinary gain of $201.5 million, net of $1.2 million of deferred state income taxes. The Company recognized the state income tax provision due to limitations on the use of certain net operating loss carryforwards.

Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return. Such temporary differences for Fiscal 1994, Fiscal 1993 and Fiscal 1992 and their related deferred income tax effect follow:

                                     Year Ended September 30,
                                   ---------------------------
In millions                           1994      1993      1992
                                   -------   -------   -------
Depreciation expense                 $7.3     $20.1     $16.9
Asset write-down                     (2.1)     (0.5)    (12.8)
Restructuring fees                   (0.2)     (0.8)    (12.7)
Inventory differences                (2.7)     (0.4)     (1.8)
Limitation on use of net
 operating loss                     (33.0)    (44.7)     11.4
Other - net                          (2.2)     (1.7)     (1.0)
Change in valuation allowance        32.9      28.0       -
                                   -------    ------    ------
Total deferred income taxes       $   -     $   -     $   -
                                   =======    ======   =======

The Company's use of its cumulative regular and Alternative Minimum Tax (AMT) net operating loss carryforwards generated prior to filing the Prepackaged Plan could have been limited by the Internal Revenue Code, due to the issuance of Class A Common Stock and Warrants in the Prepackaged Plan.

The Company has reduced each of the cumulative regular and AMT net operating loss carryforwards by approximately $168 million rather than limit the annual use of its cumulative regular and AMT net operating loss carryforwards. The Company's net operating loss has been reduced by approximately $10.2 million as a result of an Internal Revenue Service audit of the fiscal 1988 and fiscal 1989 tax returns.

At September 30, 1994, the Company had cumulative regular and AMT net operating losses of approximately $441 million and $160 million, respectively, which may be carried forward and expire at various dates through the year 2009. AMT credits of approximately $1 million for tax purposes may be carried forward indefinitely to be applied against regular tax.

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                   September 30,
                                                -----------------
In millions                                       1994     1993
                                                -------   -------
Term Loan, varying interest rates (a)            $96.3     $96.3
Revolving Credit Facility,
 varying interest rates (a)                        -         -
Trade Receivables Facility,
 varying interest rates (b)                        -         -
Senior Notes, 11.5%, due May 2001 (c)            225.0     225.0
Pollution control and industrial revenue bonds,
 interest at 4.7% to 8.3%, due at various
 dates to 2008 (d)                                12.4      12.9
Other senior debt, interest at 6.5% to 13.5%,
due at various dates to 1999                      22.7      28.0
                                               -------   -------
Total senior debt                                356.4     362.2
                                               -------   -------
Senior Subordinated Discount Debentures,
 12.75%, due May 2005 (net of unamortized
 discount of $79.3million and $120.6 million,
 respectively) (e)                               354.9     313.6
                                               -------   -------
Total subordinated debt                          354.9     313.6
                                               -------   -------
Total debt                                       711.3     675.8
Less: Current maturities                         (14.5)     (5.7)
                                               -------   -------
Total                                           $696.8    $670.1
                                                ======    ======

Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $14.5, $45.3, $56.8, $2.8 and $1.4, respectively.

(a) In July 1992, the Company and its bank group entered into a bank credit agreement (the Bank Credit Agreement), which is comprised of (i) a $175 million term loan (the Term Loan), $70 million of which was repaid in the May 1993 debt refinancing, (ii) a $66 million revolving credit facility (the Revolving Credit Facility), and (iii) an approximately $25.7 million letter of credit facility (the L/C Facility). The final maturity of these facilities is September 30, 1997. All obligations under the Bank Credit Agreement are secured by liens on substantially all of the Company's assets. In addition, the Company is required to maintain certain financial covenants including tests for current ratio, minimum net worth and interest coverage ratio. In connection with creation of a trade receivables-backed revolving credit facility, the Company sold substantially all of its accounts receivable to a wholly owned special purpose subsidiary, and such accounts receivable are not subject to a lien under the Bank Credit Agreement.

The Term Loan is payable in quarterly installments of approximately $8.8 million, with the next installment due in July 1995. In addition, the Company is required to make an annual principal repayment to be applied pro rata to the remaining installments on the Term Loan, if it has excess cash flow (as defined). The Company has the right to prepay the Term Loan in whole or in part from time to time without incurring any prepayment penalty. The highest outstanding principal balance under the facility during Fiscal 1994 was $96.3 million and the weighted average interest rate was 7.0 percent. At September 30, 1994, the weighted average interest rate was 8.0 percent.

The Revolving Credit Facility provides the Company the ability to borrow funds and to repay such funds in whole or in part from time to time without incurring any prepayment penalty. In addition, up to $25 million of letters of credit, which reduce the facility by a like amount, may be issued under this agreement. At September 30, 1994, no amounts were outstanding under the Revolving Credit Facility, $57 million of credit was available and approximately $9.0 million of letters of credit had been issued. The highest outstanding principal balance under the facility during Fiscal 1994 was $4.0 million and the weighted average interest rate was 8.9 percent. A commitment fee of 0.5 percent per year is paid on the unused portion of the facility.

The L/C Facility provides for standby letter of credit loans which are incurred only in the event that the standby letters of credit are drawn, due to nonpayment of principal or interest on certain debt instruments which are secured by these standby letters of credit. The standby letter of credit commitment is permanently reduced periodically to reflect principal repayments. The Company has the right to prepay the standby letter of credit loans in whole or in part from time to time without incurring any prepayment penalty. At September 30, 1994, the aggregate standby letter of credit commitment was approximately $19.2 million. A fee of 3.75 percent per annum is payable on outstanding letters of credit under the Revolving Credit Facility or the L/C Facility.

The Company has various interest rate options for Bank Credit Agreement borrowings based on one or a combination of the following three rates: (i) prime rate loans at the prime rate in effect from time to time plus a borrowing margin of 2.0 percent per annum, (ii) certificate of deposit (CD) rate loans at the relevant CD rate plus a borrowing margin of 3.125 percent per annum, or (iii) Eurodollar rate loans at the relevant Eurodollar rate plus a borrowing margin of 3.0 percent per annum. The Company has the option of incurring Eurodollar and CD rate loans for 30, 60, 90, 120 or 180-day periods. Interest is payable monthly.

(b) On September 24, 1993, the Company sold substantially all of its accounts receivable to a wholly owned special purpose subsidiary, Gaylord Receivables Corporation (GRC). GRC transferred the accounts receivable to a trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) collateralized by one series of such trust certificates. In accordance with the provisions of this program, GRC purchases (on an on-going basis) substantially all of the accounts receivable of the Company.

Such purchased accounts receivable are transferred to a special purpose trust. The trust certificates received by GRC from the trust are solely the assets of GRC, a wholly owned but separate corporate entity from the Company with its own creditors. In the event of liquidation of GRC, such creditors would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company. GRC has various interest rate options for Trade Receivable Facility borrowings based on one or a combination of the following two rates:
(i) prime rate loans at the higher of (a) the prime rate in effect from time to time or (b) the Federal Funds Rate plus 0.5 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.75 percent per annum. Interest is payable monthly. GRC is obligated to pay a commitment fee of 0.5 percent per annum on the unused credit available under the Trade Receivables Facility. Credit availability under the Trade Receivables Facility is based on a borrowing base formula (as defined). As a result, the full amount of the facility may not be available at all times. The Company is required to use proceeds from Trade Receivables Facility borrowings in excess of approximately $53 million to prepay quarterly installments due under the Term Loan in order of maturity. At September 30, 1994, no amounts were outstanding under the Trade Receivables Facility and approximately $66 million of credit was available to GRC pursuant to the borrowing base formula. The highest outstanding principal balance under the Trade Receivables Facility during Fiscal 1994 was $25.0 million and the weighted average interest rate was 5.8 percent. At September 30, 1994, the Company's consolidated balance sheet included $106.3 million of accounts receivable sold to GRC.

(c) On May 18, 1993, the Company issued $225 million aggregate principal amount of 11-1/2% Senior Notes Due 2001 (the Senior Notes). The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to the Subordinated Discount Debentures (as defined in (e) below) and all other existing and future subordinated indebtedness of the Company. The Senior Notes rank pari passu with all senior debt of the Company, including indebtedness under the Bank Credit Agreement. Indebtedness under the Bank Credit Agreement, however, is secured by liens on substantially all of the assets of the Company. Interest on the Senior Notes is payable semiannually on May 15 and November 15, commencing November 15, 1993. The Senior Notes will mature on May 15, 2001 and are subject to redemption on or after May 15, 1997 at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.93 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2000 and thereafter, plus accrued interest to the date of redemption.

Upon the occurrence of a change of control (as defined), each holder of the Senior Notes has the right to require the Company to repurchase such holder's Senior Notes at a price equal to 101 percent of the principal amount thereof, plus accrued interest to the date of repurchase. In addition, the Company will be required to make an offer to repurchase the Senior Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.

(d) The pollution control and industrial revenue bonds were assumed by the Company from Crown Zellerbach Corporation (Crown Zellerbach). The Company also acquired a note receivable from Crown Zellerbach for an identical amount and with terms identical to those of the bonds. At September 30, 1994 and September 30, 1993, such note receivable was approximately $12.4 million and approximately $12.9 million, respectively, and was classified as "Other assets."

(e) On May 18, 1993, the Company issued approximately $434.2 million aggregate principal amount (approximately $300 million of gross proceeds) of 12-3/4% Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures). The Subordinated Discount Debentures are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company. The Subordinated Discount Debentures were issued at approximately 69 percent of their principal amount. Commencing May 15, 1996, interest will accrue until maturity on the Subordinated Discount Debentures at the rate of 12.75 percent per annum. Interest on the Subordinated Discount Debentures is payable semiannually on May 15 and November 15, commencing November 15, 1996. The Subordinated Discount Debentures will mature on May 15, 2005 and are subject to redemption on or after May 15, 1998 at the option of the Company, in whole or in part, at declining redemption prices commencing at 106.38 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2003 and thereafter, plus accrued interest to the date of redemption.

Upon the occurrence of a change of control (as defined), each holder of the Subordinated Discount Debentures has the right to require the Company to repurchase such holder's Subordinated Discount Debentures at a price equal to 101 percent of the principal amount thereof, plus accrued interest to the date of repurchase; provided that, prior to May 15, 1996, such purchase will be at a price equal to 101 percent of the accreted value of the Subordinated Discount Debentures. In addition, the Company will be required to make an offer to repurchase the Subordinated Discount Debentures at 100 percent of the principal amount, or accreted value thereof, plus accrued interest to the date of repurchase, in the event of certain asset sales.

The Company has various restrictions under (a), (c) and (e) which limit, among other things, its ability (i) to incur additional obligations for money borrowed, (ii) to incur certain liens on the Company's assets, (iii) to make capital expenditures, (iv) to incur guarantees, (v) to acquire the assets or capital stock of other businesses, (vi) to dispose of any assets constituting collateral, (vii) to make any voluntary prepayments of any indebtedness for money borrowed, (viii) to pay, declare, or distribute dividends on or repurchase its capital stock or warrants, except in certain limited circumstances and (ix) to make certain transactions with affiliates.

10. ACCRUED AND OTHER LIABILITIES

 Accrued and other liabilities consist of the following:

                                      September 30,
                                   -----------------
In millions                          1994      1993
                                   -------   -------
Current:
  Accrued salaries and wages         $23.6     $16.6
  Other                               28.0      23.2
                                   -------   -------
     Total current                    51.6      39.8
                                   -------   -------
Long-Term:
   Accrued acquisition
    restructuring costs                3.1       2.5
   Accrued pension expense             9.2      13.5
   Casualty insurance liabilities      7.6       9.6
   Other                              10.8       7.0
                                   -------   -------
     Total long-term                  30.7      32.6
                                   -------   -------
       Total                         $82.3     $72.4
                                    ======    ======

11. PREFERRED STOCK
The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 12) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. Upon consummation of the Prepackaged Plan, the Company's Certificate of Incorporation was amended to prohibit the issuance of non-voting preferred stock.

12. COMMON STOCK
At September 30, 1994 and 1993, the Company's authorized capital stock consisted of 125,000,000 shares of Class A Common Stock, par value $.0001 per share (Class A Common Stock), of which 48,510,859 shares and 47,510,789 shares were issued, respectively, and 48,427,881 shares and 47,425,089 shares were outstanding, respectively, and 15,000,000 shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock and together with the Class A Common Stock, the Common Stock), of which 5,266,273 shares and 5,951,427 shares were issued and outstanding, respectively.

Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. In addition, except in connection with certain permitted transfers (as defined), a share of Class B Common Stock will be automatically converted into one share of Class A Common Stock upon the sale or transfer of such share by the holder. Each share of Class B Common Stock will automatically convert into one share of Class A Common Stock on July 31, 1995 if the closing price of the Class A Common Stock has not equaled or exceeded $15.25 per share on any 20 trading days during any period of 30 consecutive trading days prior to such date. During Fiscal 1994, 685,154 shares of Class B Common Stock were converted to Class A Common Stock. At September 30, 1994, the Company had reserved 5,266,273 shares of Class A Common Stock for issuance upon conversion of the outstanding shares of Class B Common Stock.

Pursuant to the Prepackaged Plan, the Company issued approximately 31.8 million Warrants to obtain one share of Class A Common Stock per Warrant. Contemporaneously with the issuance of the Warrants, the Company issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock (accounting for the disparate voting power between the two classes of common stock, if applicable), except upon the occurrence of certain votes (as defined).

Through the earlier of (a) July 31, 1996 and (b) such time as no Warrants (other than Warrants which are exercisable) are outstanding (the Termination
Date), the holders of Class A Common Stock voting as a separate class are entitled to elect three directors (the Special Class A Directors) and the holders of Class B Common Stock voting as a separate class are entitled to elect eight directors. The term of the Special Class A Directors began on November 2, 1992 and will continue until the Termination Date and, thereafter, holders of Class A Common Stock will be entitled to elect 25 percent of the members of the Company's Board of Directors (the Board) and the holders of Class B Common Stock will be entitled to elect the remaining members of the Board. However, if and as long as the number of outstanding shares of Class B Common Stock constitutes less than 12 1/2 percent of the total number of outstanding shares of Common Stock, the holders of Class A Common Stock and Class B Common Stock, voting together as a single class and entitled to one vote per share and 10 votes per share, respectively, shall be entitled to elect the Class B Directors (as defined). In the event of any vacancy on the Board as a result of the disability, resignation or other termination of a Special Class A Director, such vacancy may be filled by the affirmative vote of a majority of the remaining Special Class A Directors or by the holders of the Class A Common Stock voting as a separate class if there are no remaining Special Class A Directors. In any vote by holders of Common Stock with respect to (i) confirmation of a plan of reorganization pursuant to the Bankruptcy Code or (ii) a change of control (as defined), the holders of Class A Common Stock and the holders of Class B Common Stock will have one vote per share. In addition, certain actions of the Company including, but not limited to, a change of control (as defined) require approval by the Majority Directors (as defined in the Company's Amended and Restated Certificate of Incorporation).

In all other respects, including any dividends or other distributions, shares of Class A Common Stock and shares of Class B Common Stock are identical and entitle the holders thereof to the same rights and privileges.

The Warrants become exercisable on or after July 31, 1996 and expire on November 2, 2002. Each Warrant will be exercisable into one share of Class A Common Stock at an exercise price of $.0001 per Warrant, which amount was paid upon consummation of the Prepackaged Plan with a portion of the consideration received from exchanging noteholders and is non-refundable. The Company may elect to exchange each unexercised Warrant for a fraction of one share of Class A Common Stock if the average market price of the Class A Common Stock exceeds specified exchange prices ($11.40 in calendar 1994, $13.65 in calendar 1995 and $16.65 in calendar 1996 and thereafter). The Company will have the option to redeem any or all of the unexercised Warrants for cash at any time at the applicable exchange price. Warrant holders may elect to exercise a portion of their Warrants on July 31, 1995 under the terms and conditions described in the Warrant agreement. On July 31, 1995, the number of Warrants exercisable will be equal to the number of Warrants then outstanding multiplied by a fraction (i) the numerator of which is (A) 50 percent of the aggregate number of Warrants originally issued minus (B) the aggregate number of Warrants previously redeemed or exchanged by the Company and (ii) the denominator of which is the aggregate number of Warrants originally issued.

In February 1989, the Board authorized the repurchase of up to 500,000 shares of Class A Common Stock. Shares purchased under the program are held as treasury stock for issuance under the Company s employee stock purchase plan. The Company has no current intention to repurchase additional shares. At September 30, 1994 and 1993, 82,978 shares and 85,700 shares of Class A Common Stock were held as treasury stock.

On July 1, 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) for the purchase of shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During Fiscal 1994, the Company issued 2,722 shares of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.

The Company neither declared nor paid dividends on its Common Stock during Fiscal 1994, Fiscal 1993 or Fiscal 1992. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 1994, the Company was prohibited from declaring or paying cash dividends on its Common Stock, except under certain limited circumstances (see
Note 9).

13. STOCK OPTION PLANS
The Company maintains three stock-based plans pursuant to which stock options may be granted at no less than the market price of the Class A Common Stock on the date of grant: (i) the 1989 Long-Term Incentive Plan (the 1989 Plan), (ii) the 1987 Key Employee Stock Option Plan (the 1987 Plan) and (iii) the Outside Director Stock Option Plan (the Director Option Plan) which was terminated in September 1991.

1989 Plan - The 1989 Plan authorizes the Company to grant options (including both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options), stock appreciation rights, stock indemnification rights, restricted stock and performance awards to officers and key employees. The Company has granted only nonqualified stock options and restricted stock under the 1989 Plan. At September 30, 1994, the Company was authorized to issue 1,679,833 shares of Class A Common Stock under the 1989 Plan and had outstanding nonqualified stock options covering 1,098,235 shares of Class A Common Stock at exercise prices from $2.56 per share to $4.25 per share. In general, the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

At September 30, 1994, options to purchase 523,624 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $4.25 per share were exercisable, 58,163 options had been exercised and 85,910 shares were available for future grants under the 1989 Plan.

At September 30, 1994, the Company had outstanding 437,525 restricted shares of Class A Common Stock under the 1989 Plan. Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company or upon the recipient's retirement, death or disability. During Fiscal 1994, the Company awarded 213,600 restricted shares of Class A Common Stock (23,000 of which have been forfeited). As to the restricted shares granted during Fiscal 1994, 1,000 shares, 172,600 shares, 9,000 shares, 4,000 shares and 4,000 shares will become 100 percent vested in fiscal 1995, fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999, respectively. As to 246,925 restricted shares granted prior to Fiscal 1994, 235,825 shares were 100 percent vested at September 30, 1994 and 4,100, 3,000, 2,000 and 2,000 will become 100 percent vested in fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

1987 Plan - The 1989 Plan superseded the 1987 Plan under which no additional options may be granted except for shares of Class A Common Stock which become available after September 30, 1988 due to expiration, termination without exercise, unexercisability or forfeiture of any option granted under the 1987 Plan. The Company has reserved 854,467 shares of Class A Common Stock in connection with grants under the 1987 Plan.

At September 30, 1994, the Company had outstanding nonqualified stock options under the 1987 Plan covering 698,068 shares of Class A Common Stock at exercise prices ranging from $1.24 per share to $6.25 per share. During Fiscal 1994, the Company granted nonqualified stock options under the 1987 Plan covering 27,000 shares of Class A Common Stock (none of which have been forfeited) at exercise prices ranging from $5.25 per share to $6.25 per share. The options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

At September 30, 1994, options to purchase 522,212 shares of Class A Common Stock at exercise prices ranging from $1.24 to $3.75 per share were exercisable and 141,932, 24,924 and 9,000 will become exercisable in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. At September 30, 1994, options for 139,501 shares had been exercised and 16,898 shares were available for future grants.

Director Option Plan - The Director Option Plan authorized grants of stock options to each director who was not an employee of the Company to receive stock options in lieu of all or some specified portion of certain cash fees. The Director Option Plan was terminated on September 26, 1991.

The Company has reserved 115,700 shares of Class A Common Stock in connection with grants under the Director Option Plan. In the aggregate, the Company granted options on 121,000 shares (5,300 of which have been forfeited) of Class A Common Stock at exercise prices of $3.50 and $12.50 per share in lieu of $220,000 of cash fees payable with respect to fiscal 1991 and fiscal 1990.

At September 30, 1994, options to purchase 96,800 shares of Class A Common Stock at exercise prices of $3.50 and $12.50 per share were exercisable and options for 18,900 shares had been exercised under the Director Option Plan.

The following table details stock option activity (excluding restricted stock) for Fiscal 1994, Fiscal 1993 and Fiscal 1992:

                                  Stock Options         Exercise Price
                                 ---------------     -------------------
Balance at September 30, 1991       1,362,595          $1.24 - $23.00
Grants during Fiscal 1992             355,200          $3.63 -  $4.38
Exercises                             (52,747)         $1.24 -  $3.75
Cancellations                        (305,169)         $1.24 - $23.00
                                    ----------
Balance at September 30, 1992        1,359,879         $1.24 - $12.50
Grants during Fiscal 1993              452,500         $2.56 -  $3.75
Cancellations                          (59,956)        $2.56 -  $4.38
                                    -----------
Balance at September 30, 1993        1,752,423         $1.24 - $12.50
Grants during Fiscal 1994              357,000         $3.75 -  $6.25
Exercises                             (124,416)        $1.24 -  $3.75
Cancellations                          (91,904)        $1.24 -  $3.75
                                    ----------
Balance at September 30, 1994        1,893,103         $1.24 - $12.50
                                    ==========

The following table details restricted stock activity for Fiscal 1994, Fiscal 1993 and Fiscal 1992:

                                    Restricted Stock
                                   -----------------
Balance at September 30, 1991           236,575
Issued during Fiscal 1992                 1,250
Cancellations                            (1,000)
                                        -------
Balance at September 30, 1992           236,825
Issued during Fiscal 1993                11,400
Cancellations                            (1,200)
                                        -------
Balance at September 30, 1993           247,025
Issued during Fiscal 1994               213,600
Cancellations                           (23,100)
                                        -------
Balance at September 30, 1994           437,525
                                         ======

14. LEASES
All of the Company's leases are operating leases. Lease expenses related to operating leases are charged to expense as incurred.

Future minimum lease payments at September 30, 1994 are as follows
(in millions):

Fiscal Year
1995                                     $9.2
1996                                      7.2
1997                                      6.0
1998                                      3.8
1999                                      2.9
2000 and thereafter                       9.0
                                       ------
Total future minimum lease payments     $38.1
                                       ======

Rent expense for Fiscal 1994, Fiscal 1993 and Fiscal 1992 was $10.8 million, $10.2 million and $8.9 million, respectively.

15. EMPLOYEE BENEFIT PLANS
Pension Plan - The Company has a noncontributory defined benefit pension plan covering substantially all employees who are age 21 or older and have one or more years of service. Pension benefits provided for certain union hourly employees are established pursuant to the collective bargaining agreements in effect with their respective unions. For hourly employees, the normal retirement benefit is determined by multiplying years of benefit service by a dollar amount benefit factor separately determined for each bargaining unit. For salaried employees, the plan generally provides a normal retirement benefit equal to the greater of the benefit accrued at June 30, 1987 or 1.0 percent of final average earnings (as defined) multiplied by years of credited service before January 1, 1994 plus 1.25 percent of final average earnings multiplied by years of credited service after January 1, 1994 less 1.0 percent of primary Social Security benefits for each year of credited service.

Supplemental Retirement Plan - The Company has a supplemental retirement plan covering officers of the Company whose earned pension benefits would otherwise be restricted by maximum benefit limitations imposed by Internal Revenue Service regulations.

At September 30, 1994, the actuarial present value of accumulated benefit obligations exceeded the fair market value of plan assets, and the Company recognized a minimum pension liability adjustment of $5.2 million and a corresponding reduction to stockholders' equity of $3.9 million. See below for the impact on the minimum pension liability of a supplemental executive retirement plan. The balance sheet provisions of Financial Accounting Standard No. 87, "Employers' Accounting For Pensions" do not impact the Company's required contributions under the Employee Retirement Income Security Act (ERISA) or pension expense recognized for financial reporting.

 The components of net periodic pension cost follow:

                                    Year Ended September 30,
                                   ---------------------------
In millions                           1994      1993     1992
                                   -------   -------   -------
Service cost                          $4.1      $2.8      $2.6
Interest cost                          7.8       7.4       6.7
Return on plan assets                 (2.7)    (12.1)     (8.4)
Net amortization and deferral         (5.3)      4.7       1.9
                                   -------   -------   -------
Net pension cost                      $3.9      $2.8      $2.8
                                    ======    ======    ======

Assumptions used to develop the net periodic pension costs were:
Discount rate                         7.0%      8.5%      9.0%
Expected rate of return on
 plan assets                          9.0%      9.0%      8.5%
Expected rate of salary increases     5.0%      5.0%      5.5%

The discount rate used to determine the accrued pension liability at September 30, 1994 and 1993 was 8.0 percent and 7.0 percent, respectively. The discount rate which will be used to determine net periodic pension cost in fiscal 1995 is 8.0 percent.

The status of the pension plan follows:

                                     September 30,
                                   -----------------
In millions                          1994     1993
                                   -------   -------
Actuarial present value of benefit obligations:
Vested                               $93.6     $98.0
Nonvested                              6.8       5.5
                                   -------   -------
Accumulated benefit obligation       100.4     103.5
Effect of salary progression           8.2       6.8
                                    ------    ------
Projected benefit obligation         108.6     110.3
Plan assets at market value
(primarily government securities,
corporate bonds and common stocks)   (92.0)    (92.4)
                                     ------   ------
Plan assets less than
projected benefit obligations         16.6      17.9
Unrecognized net loss                (12.1)    (15.9)
Prior service benefit not yet
 recognized in net periodic
 pension cost                         (1.3)       -
Adjustment required to
 recognize minimum pension liability   5.2       9.0
                                    ------    ------
Accrued pension liability             $8.4     $11.0
                                    ======    ======

The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA.

Supplemental Executive Retirement Plan - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a Director of the Company) and Warren J. Hayford (Former Vice Chairman and a Director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992 and is receiving benefits under the supplemental retirement plan.

At September 30, 1994 and 1993, the actuarial present value of projected benefit obligations under the agreements were approximately $6.1 million and $4.7 million, respectively. At September 30, 1994, the actuarial present value of accumulated benefit obligations exceeded the accrual for the vested portion of the obligation and the Company recognized a minimum pension liability adjustment of $0.7 million and a corresponding reduction to stockholders' equity. Funding under the agreements is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. Supplemental annual retirement income payments required under the agreements will be made from general corporate funds.

The components of net periodic pension cost for the supplemental pension plan follow:

                                     Year Ended September 30,
                                   ---------------------------
In millions                         1994      1993      1992
                                   -------   -------   -------
Service cost                          $0.2      $0.6      $0.5
Interest cost                          0.3       0.3       0.2
Return on plan assets
Net amortization and deferral          0.2       0.1       0.1
                                   -------   -------   -------
Net pension cost                      $0.7      $1.0      $0.8
                                    ======    ======    ======

Assumptions used to develop the net periodic pension costs were:
Discount rate                         7.0%      8.5%      9.0%
Expected rate of return on
 plan assets                          9.0%      9.0%      8.5%
Expected rate of salary increases.    0.0%      0.0%      5.5%

The discount rate used to determine the supplemental annual retirement income liability at September 30, 1994 and 1993 was 8.0 percent and 7.0 percent, respectively. The discount rate which will be used to determine net periodic pension cost in fiscal 1995 is 8.0 percent.

Post-retirement Benefits Other Than Pensions - In connection with the acquisition of its facilities, the Company assumed a liability for the estimated cost of providing post-retirement medical coverage to age 65 for 96 salaried employees who elected to take early retirement prior to June 30, 1987. In addition, the Company has obligations to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at four of its facilities.

On October 1, 1992, the Company adopted FAS No. 106. Pursuant to the provisions of FAS No. 106, the Company elected to immediately recognize its accumulated benefit obligation under collective bargaining agreements at its facilities.
As a result, the Company recorded a charge to earnings in Fiscal 1993 for the effect of an accounting change of $1.3 million. The net post-retirement benefit cost for both Fiscal 1994 and Fiscal 1993 was $0.3 million. The
Company funds benefit costs on a pay-as-you-go basis, and, for both Fiscal
1994 and Fiscal 1993, the Company made benefit payments of approximately $0.5 million.

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheet.

                                     September 30,
                                   -----------------
In millions                           1994     1993
                                   -------   -------
Actuarial present value of
 post-retirement benefits:
Retirees                              $1.7      $2.2
Fully eligible active plan
 participants                          0.8       0.6
Other active plan participants         0.6       0.5
                                   -------   -------
   Accumulated post-retirement
    benefit obligation                 3.1       3.3
Plan assets at market value            -         -
                                   -------   -------
   Accumulated post-retirement
    benefit obligation in excess
    of plan assets                    $3.1      $3.3
                                    ======    ======

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1994 was 10.0 percent in 1995 gradually declining to 6.0 percent in 1999 and thereafter. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1993 was 12.0 percent in 1994 gradually declining to 6.0 percent in 2000 and thereafter. The discount rate used in determining the accumulated post-retirement benefit obligation at September 30, 1994 and 1993 was 8.0 percent and 7.0 percent, respectively. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated post-retirement benefit obligation at September 30, 1994 would be increased by approximately $0.2 million or 6 percent. The effect of this change on the sum of the service cost and interest cost components of net periodic post-retirement benefit costs would be an increase of approximately 7 percent.

Savings Plan - On October 1, 1987, the Company established a defined contribution retirement savings plan (Section 401K Plan) covering substantially all salaried employees of the Company subject to certain service requirements for different aspects of participation. The Section 401K Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. Prior to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 50 percent of the participant's contribution up to a maximum of 2 percent of the participant's compensation. Subsequent to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 75 percent of the participant's contribution up to a maximum of 3 percent of the participant's compensation. The Company may also make additional discretionary contributions to the Section 401K Plan. For Fiscal 1994, Fiscal 1993 and Fiscal 1992, the Company's cost relating to the Section 401K Plan was $1.4 million, $2.0 million and $1.2 million, respectively.

16. COMMITMENTS AND CONTINGENCIES
The Company has various agreements which provide for the purchase at market prices of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage.

The Company has a commitment to purchase approximately $46 million of equipment from various vendors in fiscal 1995.

The Company has a commitment to sell electricity from its cogeneration facility to a utility through 2013. The Company does not intend to terminate this contract; however, if terminated, penalties of approximately $8.2 million could be imposed.

The Company has an agreement through 1999 to purchase, at market prices, the entire production of an unbleached kraft paper machine at a Riverwood International USA, Inc. pulp and paper mill. The capacity of this machine is estimated to be 35,000 tons per year.

The Company has agreements through April 1996 and January 1997 to purchase, at market prices, approximately 12,000 tons per year and 24,000 tons per year, respectively, of corrugating medium from Newark Group Industries, Inc.

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

The Company and certain of its officers and directors have been named in a civil suit filed in Cook County Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action under the Illinois Consumer Fraud and Deceptive Practices Act and common law fraud, seeks unspecified damages. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations in the complaint are without merit, and the Company is vigorously defending itself and its officers and directors. The outcome of such litigation is not expected to have a material adverse effect on the Company.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments" (FAS No. 107), for the year ended September 30, 1993. The following disclosure of the fair value of financial instruments is made in accordance with the requirements of FAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies could have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments at September 30, 1994 is as follows:

                                           Estimated
                                 Carrying       Fair
                                   Amount      Value
In millions                        -------   -------
Assets
Cash and equivalents                 $17.4     $17.4
Trade receivables                    121.8     121.8
Long-term note receivables            13.1      13.1
Liabilities
Trade payables                        58.6      58.6
Bank debt                             96.3      96.3
Senior and subordinated notes        579.9     593.3
Other debt                            35.1      34.8

Cash and equivalents, trade receivables, note receivables, trade payables and bank debt - The carrying amount of these items are a reasonable estimate of their fair value.

Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers.

Other debt - Interest rates that are currently available to the Company for similar terms and maturities are used to estimate fair value.

The fair value estimates presented herein are based on pertinent information available to the Company at September 30, 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

18. SUPPLEMENTAL CASH FLOW DISCLOSURES

The balance sheet effects of non-cash transactions which are not reflected in the consolidated statement of cash flows and other supplemental cash flow disclosures are as follows:

                                      Year Ended September 30,
                                     --------------------------
In millions                           1994       1993    1992
                                    -------    -------  -------
Cash paid for interest expense       $37.8     $42.4     $22.0
                                    ======    ======    ======
Supplemental schedule of non-cash
investing and financing activities:
   Fair value of non-cash assets
    acquired                           -         4.9       1.6
                                    ======    ======    ======
   Liabilities assumed in
    acquisitions                       -         -         6.5
                                    ======    ======    ======
   Property additions                  8.4       -         -
                                    ======    ======    ======
   Increase in accrued and
    other liabilities                  4.5       -         -
                                    ======    ======    ======
   Increase in other long-term
    liabilities                        3.9       -         -
                                    ======    ======    ======
   Write-off of deferred
    financing fees                     -        11.4       -
                                    ======    ======    ======
   Exchange of old subordinated
    debt                               -       582.8       -
                                    ======    ======    ======
   Cancellation of accrued
    interest on old subordinated
     debt exchanged                    -       134.5       -
                                    ======    ======    ======
   Issuance of Senior Subordinated
    Notes                              -       377.7       -
                                    ======    ======    ======
   Accrued interest from January 1,
    1992 through November 1, 1992
    paid in additional 10-1/4%
    Senior Subordinated PIK Notes
    Due 2001                           -        10.6       -
                                    ======    ======    ======
   Deferred tax on
    extraordinary gain                 -         1.2       -
                                    ======    ======    ======
   Issuance of Class A Common Stock    -        18.0       -
                                    ======    ======    ======
   Issuance of Class A Common
    Stock to Warrant Trustee           -        70.0       -
                                    ======    ======    ======

19. QUARTERLY DATA (UNAUDITED)

                                                  Quarter
                                   -------------------------------------
In millions, except per share data    1st       2nd       3rd       4th       Year
                                   -------   -------   -------   -------   -------
Fiscal 1994(a)
Net sales                           $183.9    $182.5    $203.2    $214.8    $784.4
Gross margin                          16.7      19.1      23.9      33.3      93.0
Net loss                             (23.0)    (22.6)    (19.7)    (18.7)    (84.0)
Net loss per common
 and common equivalent share         (0.43)    (0.42)    (0.37)    (0.35)    (1.57)
Weighted average common and common
 equivalent shares outstanding        53.5      53.6      53.6      53.7      53.6
Common stock price (AMEX)
   High                              4-3/4     6-7/8     6-1/4     8-3/4     8-3/4
   Low                                   2     4-3/8     4-3/8     5-1/4         2
Warrant price (AMEX)
   High                                  4     5-3/8     4-3/4     7-1/8     7-1/8
   Low                               1-5/8     3-1/4     3-1/8     3-7/8     1-5/8
Fiscal 1993(a)
Net sales                           $176.8    $181.5    $188.0    $187.2    $733.5
Gross margin                          25.8      23.4      15.5      16.7      81.4
Loss before extraordinary item and
 accounting change                   (13.7)    (11.8)    (24.0)    (20.5)    (70.0)
Extraordinary item                   201.5       -         -         -       201.5
Accounting change                     (1.3)      -         -         -        (1.3)
Net income (loss)                    186.5     (11.8)    (24.0)    (20.5)    130.2
Earnings per common and common
 equivalent share:
   Loss before extraordinary
    item and accounting change       (0.35)    (0.22)    (0.45)    (0.38)    (1.40)
   Extraordinary item                 5.14       -         -         -        4.04
   Accounting change                 (0.03)      -         -         -       (0.03)
   Net income (loss)                  4.76     (0.22)    (0.45)    (0.38)     2.61
Weighted average common and common
 equivalent shares outstanding(b)     39.2      53.4      53.4      53.4      49.8
Common stock price (AMEX)
   High                              3-3/4         4     3-1/4     2-3/4         4
   Low                               2-3/8     2-5/8    2-3/16     1-7/8     1-7/8
Warrant price (AMEX)(b)
   High                              3-1/4     3-1/2    2-9/16     2-1/4     3-1/2
   Low                             1-13/16     2-1/4     1-5/8     1-3/8     1-3/8
Fiscal 1992(a)
Net sales                           $168.9    $177.0    $190.0    $186.9    $722.8
Gross margin                          25.8      29.6      28.1      30.9     114.4
Net loss                             (23.8)    (21.7)    (32.9)    (54.1)   (132.5)
Net loss per common and
 common equivalent share             (1.54)    (1.39)    (2.13)    (3.48)    (8.54)
Weighted average common and common
 equivalent shares outstanding        15.5      15.5      15.5      15.5      15.5
Common stock price (AMEX)
   High                                  4     4-7/8     4-1/2     4-1/8     4-7/8
   Low                               2-7/8         3     3-3/4     2-1/2     2-1/2

(a) See Note 2 for a summary of non-recurring operating charges.
(b) On November 2, 1992, upon consummation of the Prepackaged Plan, the Company issued approximately 37.8 million shares of Class A Common Stock (including shares issuable upon exercise of Warrants) and approximately 31.8 million Warrants (See Note 12).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
        Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the section captioned Executive Officers of the Registrant under Part I of this Report for information concerning the Company's executive officers.

For information concerning the directors of the Company, see the sections captioned Nominees for Election At The 1995 Annual Meeting and Class A Directors in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1995. Said sections are incorporated by reference herein.

Item 11.  EXECUTIVE COMPENSATION
There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1995 the sections therein captioned Executive Compensation and Employment Agreements.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1995 the section therein captioned Information With Respect to Certain Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1995 the section therein captioned Certain Transactions.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
a. Financial Statement Schedules. The following Financial Statement Schedules are filed with this Annual Report on Form 10-K on the pages indicated:

                Description                                         Page
                ---------------------------------------------------------
V.              Property                                              46
VI.             Allowance for Depreciation                            46
VIII.           Valuation and Qualifying Accounts and Reserves        47
X.              Supplementary Income Statement Information            47

All other schedules have been omitted because the information is either not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under Item 8.

b. No reports on Form 8-K have been filed in the reporting period.

c. Exhibits. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-25675 (filed November 28, 1988), No. 33-32221 (filed November 27, 1989), No. 33-33977
(filed March 21, 1990), No. 33-33871 (filed March 21, 1990) and No. 33-54367
(filed June 29, 1994):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expense incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

EXHIBIT INDEX
Number and Description of Exhibit

3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant s Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934 as amended (the October 30, 1992 Form 8-K)

3.2(a) Bylaws of the Registrant, as amended, incorporated by reference to
Exhibit 3.2 of the Registrant s Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

4.1(a) Master Credit Agreement dated as of July 31, 1992 between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and Co-Manager, and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to Exhibit 10.1 of the Registrant s Current Report on Form 8-K filed on September 22, 1992 under the Securities Exchange Act of 1934 as amended

4.2(a) First Amendment to Amended and Restated Credit Agreement dated as of April 28, 1993 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and Co-Manager, and Wells Fargo National Association, as Co-Manager, incorporated by reference to
Exhibit 4.2 of the Registrant s Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1993, filed under the Securities Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.3(a) Second Amendment to Amended and Restated Credit Agreement dated as of December 8, 1993 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and Co-Manager, and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to
Exhibit 4.3 of the 1993 Form 10-K

4.4(a) Third Amendment to Amended and Restated Credit Agreement dated as of July 31, 1994 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and Co-Manager, and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to
Exhibit 4.1 of the Registrant s Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1994, filed under the Securities Exchange Act of 1934, as amended

4.5(a) Credit agreement dated as of October 31, 1989 between the Registrant and the Export-Import Bank of the United States incorporated by reference to
Exhibit 4.21 of the Registrant s Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1990, filed under the Securities Exchange Act of 1934, as amended

4.6(a) Specimen Certificate for the Class A Common Stock, par value $.0001 per share, of the Registrant, incorporated by reference to Exhibit 4.5 of the October 30, 1992 Form 8-K

4.7(a) Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant s Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.3 of the October 30, 1992 Form 8-K

4.8(a) Specimen Certificate for the Redeemable Exchangeable Warrants of the Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.9(a) Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to
Exhibit 4.4 of the October 30, 1992 Form 8-K

4.10(a) Form of Indenture between the Registrant and Shawmut Bank Connecticut, National Association as Trustee, relating to the Registrant s 11-1/2% Senior Notes Due 2001, incorporated by reference to Exhibit 4(a) of the Registrant s Registration Statement on Form S-3 (No. 33-60016), as amended, filed under the Securities Act of 1933, as amended (the 1993 Debt Registration Statement)

(a) Incorporated by reference.
(b) Filed with this Annual Report.

Number and Description of Exhibit

4.11(a) Specimen Certificate of the Registrant s 11-1/2% Senior Notes Due 2001, incorporated by reference to Exhibit 4(b) of the 1993 Debt Registration Statement

4.12(a) Form of Indenture between the Registrant and Ameritrust Texas, National Association as Trustee, relating to the Registrant s 13-3/4% Senior Subordinated Discount Debentures Due 2005, incorporated by reference to
Exhibit 4(c) of the 1993 Debt Registration Statement

4.13(a) Specimen Certificate of the Registrant s 13-3/4% Senior Subordinated Discount Debentures Due 2005, incorporated by reference to Exhibit 4(d) of the 1993 Debt Registration Statement

4.14(a) Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the 1993 Form 10-K

4.15(a) Receivables Purchase Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K

4.16(a) Gaylord Receivables Master Pooling and Servicing Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.17(a) Revolving Credit Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.16 of the 1993 Form 10-K

4.18(a) Security Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.17 of the 1993 Form 10-K

4.19(a) Series 1993-1 A-RI Supplemental Issuance Agreement dated as of September 24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant s Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended December 31, 1993, filed under the Securities Exchange Act of 1934, as amended

10.1(a) Employee Benefits Agreement, as amended, by and between the Registrant, Crown Zellerbach Corporation and Gaylord Holdings Limited dated as of March 28, 1986, incorporated by reference to Exhibit 10.5 of the 1986 Debt Registration Statement

10.2(a) Bogalusa Hog Fuel Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the 1986 Debt Registration Statement

10.3(a) Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.4(a) Bogalusa Sawmill Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.5(a) Bogalusa Timberland Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.6(a) Transfer and Assumption Agreement by and between the Registrant and Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

(a) Incorporated by reference.
(b) Filed with this Annual Report.

Number and Description of Exhibit

10.7(a) Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to Exhibit
10.17 of the 1986 Debt Registration Statement

10.8(a) Transaction Agreement by and between James River Corporation of Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

10.9(a) Chip Supply Agreement by and between Registrant and Fibreboard Corporation dated as of February 22, 1988, incorporated by reference to
Exhibit 10.19 of the Registrant s Registration Statement on Form S-1 (No. 33-17898), as amended, filed under the Securities Act of 1933, as amended (the 1988 Stock Registration Statement)

10.10(a) Wood Chip Purchase and Sale Agreement by and between Registrant and Louisiana-Pacific Corporation dated as of February 22, 1988, incorporated by reference to Exhibit 10.20 of the 1988 Stock Registration Statement

10.11(a) Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22 of the Registrant s Registration Statement on Form S-1 (No. 33-21227), as amended, filed under the Securities Act of 1933, as amended (the 1988 Debt Registration Statement)

10.12(a) Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to
Exhibit 10.23 of the 1988 Debt Registration Statement

10.13(a) Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration Statement

10.14(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries Inc., amending the Bogalusa Roundwood Supply and Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant s Proxy Statement - Prospectus on Form S-4 (No. 33-41799) as amended, filed under the Securities Act of 1933, as amended (the 1991 Proxy Statement - Prospectus)

10.15(a) Bogalusa Wood Chip Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

10.16(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(i) of the 1991 Proxy Statement - Prospectus

10.17(a) Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.18(a) Indemnification Agreement by and between the Registrant, Crown Zellerbach Corporation and Cavenham Forest Industries, Inc. dated as of November 17, 1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration Statement

10.19(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated as of May 18, 1988, incorporated by reference to Exhibit 10.1 of the 1988 Debt Registration Statement

(a) Incorporated by reference.
(b) Filed with this Annual Report.

Number and Description of Exhibit

10.20(a) Amendment No. 1 to Employment Agreement between the Registrant and Marvin A. Pomerantz dated February 8, 1989, incorporated by reference to
Exhibit 10.25 of the Registrant s Registration Statement on Form S-1 (No. 33-29722), as amended, filed under the Securities Act of 1933, as amended (the 1989 Debt Registration Statement)

10.21(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated January 1, 1993, incorporated by reference to Exhibit 10.20 of the 1993 Form 10-K

10.22(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to Exhibit 10.2 of the 1988 Debt Registration Statement

10.23(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit
10.26 of the 1989 Debt Registration Statement

10.24(a) Employment Letter Agreement by and between the Registrant and Dale E. Stahl, dated as of November 22, 1993, incorporated by reference to Exhibit
10.25 of the 1993 Form 10-K

10.25(a) Employment Letter Agreement by and between the Registrant and Daniel
P. Casey, dated as of November 22, 1993, incorporated by reference to Exhibit
10.27 of the 1993 Form 10-K

10.26(a) Employment Letter Agreement by and between the Registrant and Lawrence G. Rogna, dated as of November 22, 1993, incorporated by reference to
Exhibit 10.29 of the 1993 Form 10-K

10.27(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.28(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Warren J. Hayford, incorporated by reference to Exhibit 10(pp) of the 1991 Proxy Statement - Prospectus

10.29(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant s Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.30(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant s Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.31(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant s Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

10.32(a) Gaylord Container Corporation Retirement Plan

10.33(a) Gaylord Container Corporation Retirement Savings Plan

10.34(a) Gaylord Container Corporation Management Incentive Plan

10.35(a) Gaylord Container Corporation Key Performance Compensation Plan

10.36(a) Gaylord Container Corporation Shareholder Value Plan

10.37(b) Gaylord Container Corporation Supplemental Retirement Plan

21.1(a) Subsidiaries of the Registrant, incorporated by reference to Exhibit
21.1 of the 1993 Form 10-K

23.1(b) Consent of Deloitte & Touche LLP

24.1(b) Power of Attorney

(a) Incorporated by reference.
(b) Filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of December, 1994.

                                                 Gaylord Container Corporation
                                                     By /s/ Marvin A.Pomerantz
                                                    --------------------------
                                                           Marvin A. Pomerantz
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 9th day of December, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                                             Title

/s/ Marvin A. Pomerantz         Chairman, Chief Executive Officer and Director
- ---------------------------                      (Principal Executive Officer)
Marvin A. Pomerantz

/s/ Daniel P. Casey                                   Executive Vice President
- ---------------------------                      (Principal Financial Officer)
Daniel P. Casey

/s/ Jeffrey B. Park                      Vice President - Corporate Controller
- ---------------------------                     (Principal Accounting Officer)
Jeffrey B. Park

/s/ Frank E. Babb*                                                    Director
- ---------------------------
Frank E. Babb

/s/ Norman H. Brown Jr.*                                              Director
- ---------------------------
Norman H. Brown Jr.

/s/ Harve A.Ferrill*                                                  Director
- ---------------------------
Harve A.Ferrill

/s/ John E. Goodenow*                                                 Director
- ---------------------------
John E. Goodenow

/s/ David B. Hawkins*                                                 Director
- ---------------------------
David B. Hawkins

/s/ John Hawkinson*                                                   Director
- ---------------------------
John Hawkinson

/s/ Warren J. Hayford*                                                Director
- ---------------------------
Warren J. Hayford

/s/ Richard S. Levitt*                                                Director
- ---------------------------
Richard S. Levitt

/s/ Ralph L. MacDonald Jr.*                                           Director
- ---------------------------
Ralph L. MacDonald Jr.

/s/ Thomas H. Stoner*                                                 Director
- ---------------------------
Thomas H. Stoner

*By Daniel P. Casey
Attorney-in-fact

GAYLORD CONTAINER CORPORATION and SUBSIDIARIES

Schedule V - Property

                                                                    Other
                                Balance at                        Changes    Balance
                                 Beginning  Additions Retirements     Add  at End of
In Millions                        of Year  at Cost      or Sales (Deduct)      Year
                                   -------  --------   --------   --------  --------
For the Year ended September 30, 1992:
Land                                $ 15.3    $  -      $(0.1)     $ -      $ 15.2
Buildings and improvements(1)        111.5       6.4     (1.0)       1.2     118.1
Machinery and equipment(2)           695.9      21.5     (4.9)       1.8     714.3
Construction in progress              18.4      (4.5)     -         (0.6)     13.3
                                   -------   -------   -------   -------   -------
Total                               $841.1     $23.4    $(6.0)      $2.4    $860.9
                                    ======    ======    ======    ======    ======

For the Year ended September 30, 1993:
Land                                $ 15.2     $ 0.2    $ -       $ -        $15.4
Buildings and improvements(1)        118.1       4.3      -        (0.5)     121.9
Machinery and equipment(2)           714.3      23.8     (1.3)      4.0      740.8
Construction in progress              13.3      (4.1)     -         -          9.2
                                   -------   -------   -------   -------   -------
Total                               $860.9     $24.2    $(1.3)      $3.5    $887.3
                                    ======    ======    ======    ======    ======

For the Year ended September 30, 1994:
Land                                $ 15.4     $ -      $(0.3)     $ -       $15.1
Buildings and improvements(1)        121.9       1.4     (6.2)       0.2     117.3
Machinery and equipment(2)           740.8      25.9    (13.1)      (0.2)    753.4
Construction in progress               9.2      22.4      -          -        31.6
                                   -------   -------   -------   -------   -------
Total                               $887.3     $49.7   $(19.6)     $ -      $917.4
                                    ======    ======    ======    ======    ======

(1) Depreciated over lives of 10 years to 45 years.
(2) Depreciated over lives of 3 years to 20 years.

Schedule VI - Allowance for Depreciation

                                                                    Other
                                Balance at Additions              Changes    Balance
                                 Beginning   Charged Retirements      Add  at End of
In Millions                        of Year  to Costs    or Sales  (Deduct)      Year
                                   -------   -------   ---------   ------- ---------
For the Year ended September 30, 1992:
Buildings and improvements          $ 19.4     $ 5.7    $(0.2)     $ -      $ 24.9
Machinery and equipment              151.9      46.2     (1.5)       1.9     198.5
                                   -------   -------   -------   -------   -------
Total                               $171.3     $51.9    $(1.7)     $ 1.9    $223.4
                                    ======    ======    ======    ======    ======

For the Year ended September 30, 1993:
Buildings and improvements          $ 24.9     $ 5.7    $ -       $ -       $ 30.6
Machinery and equipment              198.5      48.1     (0.8)     (0.2)     245.6
                                   -------   -------   -------   -------   -------
Total                               $223.4     $53.8    $(0.8)    $(0.2)    $276.2
                                    ======    ======    ======    ======    ======

For the Year ended September 30, 1994:
Buildings and improvements          $ 30.6     $ 5.5    $(3.3)    $ -      $ 32.8
Machinery and equipment              245.6      48.9     (2.8)      -       291.7
                                   -------   -------   -------   -------  -------
Total                               $276.2     $54.4    $(6.1)    $ -      $324.5
                                    ======    ======    ======    ======   ======

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

Schedule VIII - Valuation and Qualifying Accounts and Reserves

                                            Additions  Additions
                                Balance at Charged to Charged to              Balance
                                 Beginning  Costs and      Other            at End of
In Millions                        of Year   Expenses   Accounts Deductions      Year
                                   -------   -------   --------- ----------  --------
For the Year ended September 30, 1992:
Allowance for accounts receivable     $2.8      $9.4      $0.5    $(8.9)      $3.8
                                    ======    ======    ======    ======    ======
Reserves - Asset write-down.          $-       $30.4(1)   $1.2    $ -        $31.6
                                    ======    ======    ======    ======    ======
Reserves - purchase
adjustments-accrued
restructuring costs                   $1.8     $ -        $4.6    $(2.1)      $4.3
                                    ======    ======    ======    ======    ======
Reserves long-term - purchase
adjustments-accrued
restructuring costs                   $8.2      $1.0    $(4.6)    $ -         $4.6
                                    ======    ======    ======    ======    ======

For the Year ended September 30, 1993:
Allowance for accounts receivable     $3.8     $13.1    $ -      $(12.4)      $4.5
                                    ======    ======    ======    ======    ======
Reserves - Asset write-down          $31.6     $ -      $ -       $(0.9)     $30.7
                                    ======    ======    ======    ======    ======
Reserves - purchase
adjustments-accrued
restructuring costs                   $4.3     $ 2.6    $ -       $(2.5)      $4.4
                                    ======    ======    ======    ======    ======
Reserves long-term - purchase
adjustments-accrued
restructuring costs                   $4.6     $ -      $(2.1)    $ -         $2.5
                                    ======    ======    ======    ======    ======

For the Year ended September 30, 1994:
Allowance for accounts receivable     $4.5     $ 9.9    $ -      $(10.7)      $3.7
                                    ======    ======    ======    ======    ======
Reserves - Asset write-down          $30.7     $ -      $ -      $ (1.1)     $29.6
                                    ======    ======    ======    ======    ======
Reserves - Allowance for
 abandonments                        $ -       $ 5.3    $ -      $  -         $5.3
                                    ======    ======    ======    ======    ======
Reserves - purchase
 adjustments-accrued
 restructuring costs                 $ 4.4     $ -      $(0.3)   $ (2.9)      $1.2
                                    ======    ======    ======    ======    ======
Reserves long-term - purchase
 adjustments-accrued
 restructuring costs                  $2.5     $ 0.4    $ 0.2    $  -         $3.1
                                    ======    ======    =====    ======     ======

(1) Primarily reserves related to a Fiscal 1992 asset write-down.

Schedule X - Supplementary Income Statement Information

In Millions                                    Year Ended September 30,
                                              --------------------------
                                               1994      1993      1992
Charged to Costs and Expenses                -------   -------   -------
Maintenance and Repairs                        $86.3     $85.8     $77.9
                                              ======    ======    ======
Amortization                                    $6.8      $7.3      $7.4
                                              ======    ======    ======
Taxes, Other than Income and Payroll Taxes:
   Property                                     $6.3      $7.0      $6.9
   Sales, use, occupational and other
    taxes and licenses                           3.7       3.8       3.7
                                             -------   -------   -------
Total taxes                                    $10.0     $10.8     $10.6
                                              ======    ======    ======