Form 10-K/A
period 1994-09-30
GAYLORD CONTAINER CORP /DE/
filed 1994-12-16
CIK 812700

FORM 10-K/A   Amendment No. 1

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

     Registrant s telephone number, including area code: (708) 405-5500


 The sole purpose of this amendment is to add exhibit 27.1 to the exhibit index.



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of December, 1994.


                                                Gaylord Container Corporation


                                              By /s/ Daniel P. Casey
                                                 ----------------------------
                                                     Daniel P. Casey
                                                     Executive Vice President

EXHIBIT INDEX
Number and Description of Exhibit


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

10.36(a) Gaylord Container Corporation Shareholder Value Plan

10.37(b) Gaylord Container Corporation Supplemental Retirement Plan

21.1(a) Subsidiaries of the Registrant, incorporated by reference to Exhibit
21.1 of the 1993 Form 10-K

23.1(b) Consent of Deloitte & Touche LLP

24.1(b) Power of Attorney

27.1(b) Financial Data Schedule

(a) Incorporated by reference.
(b) Filed with this Annual Report.