Form 10-K/A
period 1994-09-30
GAYLORD CONTAINER CORP /DE/
filed 1995-01-30
CIK 812700

FORM 10-K/A   Amendment No. 2

Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-K

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the fiscal year ended September 30, 1994

   or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from              to
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


The purpose of this amendment is to include the financial statements of the Gaylord Container Corporation Employee Stock Purchase Plan for fiscal 1994 as an exhibit.






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January, 1995.


                                               Gaylord Container Corporation

                                            By /s/ Daniel P. Casey
                                               -----------------------------
                                               Daniel P. Casey
                                               Executive Vice President

Number and Description of Exhibit

10.20(a) Amendment No. 1 to Employment Agreement between the Registrant and Marvin A. Pomerantz dated February 8, 1989, incorporated by reference to
Exhibit 10.25 of the Registrant's Registration Statement on Form S-1 (No. 33-29722), as amended, filed under the Securities Act of 1933, as amended (the 1989 Debt Registration Statement)

10.21(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated January 1, 1993, incorporated by reference to Exhibit 10.20 of the 1993 Form 10-K

10.22(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to Exhibit 10.2 of the 1988 Debt Registration Statement

10.23(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit
10.26 of the 1989 Debt Registration Statement

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

10.27(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.28(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Warren J. Hayford, incorporated by reference to Exhibit 10(pp) of the 1991 Proxy Statement - Prospectus

10.29(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.30(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.31(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

10.32(a) Gaylord Container Corporation Retirement Plan

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

10.36(a) Gaylord Container Corporation Shareholder Value Plan

10.37(b) Gaylord Container Corporation Supplemental Retirement Plan

21.1(a) Subsidiaries of the Registrant, incorporated by reference to Exhibit
21.1 of the 1993 Form 10-K

23.1(b) Consent of Deloitte & Touche LLP

24.1(b) Power of Attorney

27.1(b) Financial Data Schedule

99.1(b) Gaylord Container Corporation Employee Stock Purchase Plan financial statements for fiscal 1994


(a) Incorporated by reference.
(b) Filed with this Annual Report.