Form 10-Q
period 1994-12-31
GAYLORD CONTAINER CORP /DE/
filed 1995-02-10
CIK 812700

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

        QUARTERLY REPORT AS UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 AS AMENDED AND RESTATED

  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 1994

                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to           .

    For Quarter Ended December 31, 1994       Commission file number 1-9915

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


       As of February 3, 1995, the registrant had outstanding 48,581,310 shares (including 31,845,533 shares held in trust for the benefit of the warrant holders) of its $0.0001 par value Class A Common Stock, 31,845,533 redeemable exchangeable warrants and 5,266,273 shares of its $0.0001 par value Class B Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder thereof.

                                                                        PAGE
                                                                       NUMBERS
  PART I.  FINANCIAL INFORMATION
  ------------------------------

  Item 1.   Financial Statements                                        1 - 5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                        6 - 8


  PART II. OTHER INFORMATION
  --------------------------

  Item 1.   Legal Proceedings.                                            9

  Item 2.   Changes in Securities.                                        9

  Item 3.   Defaults Upon Senior Securities.                              9

  Item 4.   Submission of Matters to a Vote of Security Holders.        9 - 10

  Item 5.   Other Information.                                           10

  Item 6.   Exhibits and Reports on Form 8-K.                            10

  SIGNATURES                                                             11
  ----------


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
DECEMBER 31, 1994 AND SEPTEMBER 30, 1994
- --------------------------------------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,
                                                        1994           1994
                                                   ------------   -------------
ASSETS                                                     (In millions)
CURRENT ASSETS:
  Cash and equivalents                                 $  11.9         $  17.4
  Trade receivables (less allowances of
   $5.1 million and $3.7 million, respectively)          130.4           121.8
  Inventories (Note 2)                                    63.7            59.6
  Other current assets                                     8.4             7.9
                                                         -----           -----
      Total current assets                               214.4           206.7
                                                         -----           -----

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                 955.0           917.4
  Less accumulated depreciation                          337.7           324.5
                                                         -----           -----
      Property - Net (Note 3)                            617.3           592.9
                                                         -----           -----

OTHER ASSETS                                              43.3            43.5
                                                         -----           -----
        TOTAL                                          $ 875.0         $ 843.1
                                                         =====           =====

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                 $  27.3         $  14.5
  Trade payables                                          55.0            58.6
  Accrued and other liabilities                           60.6            62.0
                                                         -----           -----
      Total current liabilities                          142.9           135.1
                                                         -----           -----

LONG-TERM DEBT (Note 5)                                  713.7           696.8

OTHER LONG-TERM LIABILITIES                               25.6            30.7

DEFERRED INCOME TAXES                                      4.3             4.3

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY:
  Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 48,587,989
    shares and 48,510,859 shares, respectively, and
    outstanding 48,513,449 shares and 48,427,881
    shares, respectively                                   -               -
  Class B common stock - par value, $.0001 per share;
    authorized 15,000,000 shares; issued and
    outstanding 5,266,273 shares                           -               -
  Capital in excess of par value                         170.9           170.5
  Retained deficit                                      (177.1)         (188.9)
  Common stock in treasury - at cost; 74,540 shares
   and 82,978 shares, respectively                        (0.7)           (0.8)
  Recognition of minimum pension liability                (4.6)           (4.6)
                                                         -----           -----
  Total stockholders' equity (deficit)                   (11.5)          (23.8)
                                                         -----           -----
        TOTAL                                          $ 875.0         $ 843.1
                                                         =====           =====

  See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
DECEMBER 31, 1994 AND 1993 (In millions, except per share data)
- --------------------------------------------------------------------------------

                                           THREE MONTHS ENDED DECEMBER 31,
                                           -------------------------------
                                               1994               1993
                                           ------------        -----------

NET SALES                                    $ 241.2            $ 183.9
COST OF GOODS SOLD                             184.1              167.2
                                               -----              -----
GROSS MARGIN                                    57.1               16.7
SELLING AND ADMINISTRATIVE COSTS               (24.0)             (20.1)
                                               -----              -----
OPERATING EARNINGS (LOSS)                       33.1               (3.4)
INTEREST EXPENSE - Net                         (20.8)             (19.5)
OTHER EXPENSE - Net                             (0.2)              (0.1)
                                               -----              -----
EARNINGS (LOSS) BEFORE TAXES                    12.1              (23.0)
INCOME TAXES (Note 4)                            0.3                -
                                               -----              -----
NET INCOME (LOSS)                               11.8            $ (23.0)
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                         (188.9)
                                               -----
  END OF PERIOD                              $(177.1)
                                               =====

NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $  0.21            $ (0.43)
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 54.9               53.5
                                               =====              =====




See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1994 AND 1993
- -------------------------------------------------------------------------------

                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                     1994             1993
                                                --------------    -------------
                                                         (In millions)
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                    $ 11.8          $(23.0)
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
    Depreciation and amortization                      15.1            15.3
    Non-cash interest expense                          11.1             9.8
    Change in current assets and liabilities,
      excluding acquisitions and dispositions         (22.8)          (15.9)
    Other - net                                        (0.3)            0.7
                                                       ----            ----
Net cash provided by (used for) operations             14.9           (13.1)
                                                       ----            ----

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                (16.1)           (5.1)
  Capitalized interest                                 (0.4)           (0.1)
  Other investments - net                              (0.9)            2.0
                                                       ----            ----
Net cash used for investments                         (17.4)           (3.2)
                                                       ----            ----

CASH FLOWS FROM FINANCING:
  Senior debt - repayments                             (3.4)           (1.3)
  Other financing - net                                 0.4            (0.2)
                                                       ----            ----
Net cash used for financing                            (3.0)           (1.5)
                                                       ----            ----

Net decrease in cash and equivalents                   (5.5)          (17.8)
Cash and equivalents, beginning of period              17.4            27.6
                                                       ----            ----
Cash and equivalents, end of period                  $ 11.9          $  9.8
                                                       ====            ====

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
  Interest expense                                   $ 15.7          $ 14.9

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES (Note 3):

  Property additions                                 $ 22.0          $   -

  Increase in total debt                             $ 22.0          $   -


See notes to condensed consolidated financial statements.

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------

  1.  GENERAL
      -------

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1994 and the results of operations and cash flows for the three months ended December 31, 1994 and 1993, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission (the Commission) Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1994.

  On October 1, 1994, the Company adopted Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). In general, the Company does not provide post-employment benefits to its employees; however, in certain limited circumstances the Company could be liable for post-employment benefits. The Company believes the occurrence of such circumstances is not probable and therefore, pursuant to the provisions of FAS 112, the Company did not recognize a liability for post-employment benefits.


  2.  INVENTORIES
      -----------

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1994             1994
                                                ------------     -------------
                                                        (In millions)
  Inventories consist of:
  Finished products                                $14.7            $13.0
  In process                                        38.4             38.7
  Raw materials                                     11.2              8.6
  Supplies                                           9.9              9.6
                                                    ----             ----
  Total                                             74.2             69.9
  LIFO valuation adjustment                        (10.5)           (10.3)
                                                    ----             ----
  Total                                            $63.7            $59.6
                                                    ====             ====

  3.  PROPERTY - NET
      --------------

  Property additions in the first quarter of fiscal 1995 totaled $38.5 million. The Company financed $22.0 million of such additions through capital leases and debt obligations secured by those assets.

  4.  INCOME TAXES
      ------------

  In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its projected earnings for fiscal 1995. The Company recorded a current tax provision of $0.3 million (primarily for AMT) in the first quarter of Fiscal 1995 because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of the AMT.

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
  ------------------------------------------------------------------------------

  5.  SUBSEQUENT EVENT
      ----------------

  On February 8, 1995, the Company prepaid $10.0 million under the term loan portion of its bank credit agreement. The prepayment will reduce future quarterly amortization payments by approximately $0.9 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------

   First Quarter of Fiscal 1995 Compared with First Quarter of Fiscal 1994.

   Net sales for the first quarter of fiscal 1995 were a record $241.2 million, an increase of approximately 31 percent compared with net sales of $183.9 million for the first quarter of fiscal 1994. Operating earnings for the quarter were $33.1 million compared with an operating loss of $3.4 million for the year-ago quarter. Net income was $11.8 million for the current quarter, or $0.21 per share, versus a net loss of $23.0 million, or $0.43 per share, in the first quarter of fiscal 1994.

   Sales and earnings in the first quarter of fiscal 1995 benefited from significantly higher average selling prices for substantially all of the Company's products as compared to the prior-year quarter. Operating earnings increased by approximately $50 million compared with the prior-year quarter due to higher average selling prices for linerboard, unbleached kraft paper, corrugated products and grocery bags and sacks.

   During fiscal 1994, the Company implemented linerboard price increases totaling $95 per ton with corresponding increases for corrugated products. The Company implemented a $40 per ton price increase for linerboard and corresponding price increases for corrugated products during the first quarter of fiscal 1995. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 38 percent, 60 percent and 21 percent, respectively, in the first quarter of fiscal 1995 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and grocery bags and sacks in the first quarter of fiscal 1995 increased approximately 30 percent and 51 percent, respectively, compared with the year-ago period. The price increases were realized due to low industry inventories and strong domestic and export demand. Average selling prices for multiwall bags were relatively flat quarter-over-quarter.

   Earnings for the first quarter of fiscal 1995 also benefited from the elimination of fixed costs for corrugated container plants either sold or closed in fiscal 1994 and increased unbleached kraft paper production. Increased volume and the elimination of such costs had a positive effect on operating earnings of approximately $7 million. Despite down time taken to install an extended nip press on a linerboard machine at the Company's Bogalusa, Louisiana mill, linerboard production of 3,116 tons per day (TPD, calculated on the basis of the number of days in the period) was essentially unchanged from 3,138 TPD in the prior-year quarter. Unbleached kraft paper production increased approximately 13 percent to 800 TPD from 711 TPD in the first quarter of fiscal 1994. In total, mill production increased approximately 2 percent quarter-over-quarter.

   Corrugated shipments of approximately 3.2 billion square feet were unchanged when compared to the prior-year quarter; however, the year-ago period included shipments from two corrugated container plants which were subsequently sold or closed. Adjusting for the plant closures, corrugated shipments increased approximately 9 percent in the current quarter. Multiwall bag shipments of 13.7 thousand tons increased approximately 13 percent when compared with the year-ago quarter's shipments of 12.1 thousand tons. Grocery bag and sack shipments decreased to 32.1 thousand tons versus shipments of 33.8 thousand tons in the year-ago quarter. This decline was primarily due to the consolidation of two grocery bag and sack plants in the first quarter of fiscal 1994.

   Gross margin as a percentage of net sales for the first quarter of fiscal 1995 increased to 23.7 percent from 9.1 percent in the prior-year quarter. The margin improvement, primarily due to significantly higher selling prices for substantially all of the Company's products, was partially offset by increased fiber costs (primarily the cost of old corrugated containers
   (OCC)) which adversely affected operating earnings by approximately $12 million. The Company's average delivered cost of OCC increased approximately 98 percent in the first quarter of fiscal 1995 compared with the year-ago quarter. Selling and administrative costs of $24.0 million for the first quarter of fiscal 1995 were $3.9 million higher than the prior-year quarter primarily as a result of increased incentive compensation costs related to improved profitability and general inflation of other costs in the current quarter.

   Net interest expense increased from the prior-year quarter by $1.3 million to $20.8 million in the first quarter of fiscal 1995 due to accretion of the discount on subordinated debt issued in May 1993.

   In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its projected earnings for fiscal 1995. The Company recorded a current tax provision of $0.3 million (primarily for AMT) in the first quarter of Fiscal 1995 because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of the AMT.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   General

   The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

   Net cash provided by operations for the first quarter of fiscal 1995 was $14.9 million, compared with cash used by operations of $13.1 million a year ago. The favorable comparison to the prior-year quarter was primarily due to significantly higher selling prices for substantially all of the Company's products.

   Capital expenditures of $16.1 million in the first quarter of fiscal 1995 increased $11.0 million from $5.1 million in the first quarter of fiscal 1994. In addition to the $16.1 million of capital spending, the Company acquired $22.0 million of equipment financed by capital leases and debt obligations secured by those assets. In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested at the mills. The Company has the ability to adjust the timing of certain capital projects depending upon industry conditions. If industry conditions continue to improve as anticipated, the Company may accelerate certain capital projects. The Company plans to finance the remainder of the five-year capital plan primarily with cash provided by operations. In addition, certain capital assets acquired will be leased or financed by debt obligations secured by those assets, or by borrowings under the Company's credit agreements.

   Liquidity

   At December 31, 1994, the Company had cash and equivalents of $11.9 million, a decrease of $5.5 million from September 30, 1994 as cash used for investments and financing exceeded cash provided by operations. Total debt increased by $29.7 million to $741.0 million at December 31, 1994 from $711.3 million at September 30, 1994. The increase in total debt was due to debt incurred in connection with the capital plan described above and accretion of the discount on subordinated debt issued in May 1993. At December 31, 1994, the Company had no amounts outstanding and approximately $127 million of credit available under the revolving portion of its credit agreements. The Company has made de-leveraging its balance sheet a priority. As a result, subsequent to the end of the first quarter of fiscal 1995, the Company prepaid $10.0 million under the term loan portion of its bank credit agreement. If industry conditions continue to improve as anticipated, the Company intends to use future excess cash flow to prepay additional debt.

   During fiscal 1994, the Company implemented linerboard price increases totaling $95 per ton with corresponding increases for corrugated products. In the first quarter of fiscal 1995, the Company implemented a $40 per ton increase in linerboard prices and a corresponding price increase for corrugated products. Effective January 2, 1995, the Company increased linerboard and unbleached kraft paper prices an additional $50 per ton and is implementing corresponding increases for converted products. While the current pricing environment is expected to continue due to favorable industry conditions, including low inventories, strong demand for primary and converted products and a strong export market, there can be no assurance that any future price increases will be realized. The effect of higher product prices has been partially offset by increased fiber costs, particularly the price of OCC, which began to escalate in January 1994. The secondary fiber markets continue to be volatile. After a decline in these markets during the fall of 1994, prices are now escalating and may exceed previous highs.

   Based upon January 1995 product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months.

                          PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.

                The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

  	        The Company and certain of its officers and directors have been named in a civil suit filed in May 1994 in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action under the Illinois Consumer Fraud and Deceptive Practices Act and common law fraud, seeks unspecified damages. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations in the complaint are without merit, and the Company is vigorously defending itself and its officers and directors. The outcome of such litigation is not expected to have a material adverse effect on the Company.

  Item 2.  Changes in Securities.

           Not applicable.


  Item 3.  Defaults Upon Senior Securities.

           Not applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders.

           On February 8, 1995, the Company held its annual meeting of stockholders at which the following issues were put to a vote by the Company's Class A and Class B stockholders voting together as a single class and entitled to 1 vote per share and 10 votes per share, respectively:

  	   The Company's Class B Directors were elected by the following vote:


                                                    For        Withheld
                                                    ---        --------
                  John E. Goodenow              97,490,571      132,356
                  David B. Hawkins              97,490,571      132,356
                  John Hawkinson                97,484,571      138,356
                  Warren J. Hayford             97,489,571      133,356
                  Richard S. Levitt             97,490,571      132,356
                  Ralph L. MacDonald Jr.        97,490,571      132,356
                  Marvin A. Pomerantz           97,489,771      133,156
                  Thomas H. Stoner              97,490,571      132,356


           The increase in the number of shares of the Company's Class A Common Stock available under the Gaylord Container Corporation 1989 Long-Term Incentive Plan was approved by a vote of 91,980,506 for; 5,554,513 against; 87,908 withheld.

           The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 1995 was ratified by a vote of 97,491,691 for; 87,591 against; 43,645 withheld.


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


                                        GAYLORD CONTAINER CORPORATION

  Date:  February 9, 1995               /s/ Marvin A. Pomerantz
                                        -----------------------------
                                        Marvin A. Pomerantz
                                        Chairman and Chief Executive Officer


  Date:  February 9, 1995               /s/ Jeffrey B. Park
                                       ------------------------------
                                       Jeffrey B. Park
                                       Vice President-Controller
                                       (Principal Accounting Officer)