Form 10-Q/A
period 1994-12-31
GAYLORD CONTAINER CORP /DE/
filed 1995-03-20
CIK 812700

                        FORM 10-Q/A   AMENDMENT NO. 1

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

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
                         Telephone: (708) 405-5500
       (Address, including zip code, and telephone number including area code, of registrant's principal offices)

 The purpose of this amendment is to add the financial data schedule as an exhibit (27.1).


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1995.

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


 Item 6.  Exhibits and Reports on Form 8-K.

           Number and Description of Exhibit
           ---------------------------------

        	a)  27.1  Financial Data Schedule

       		b)  Not applicable.