Form 10-Q
period 1995-03-31
GAYLORD CONTAINER CORP /DE/
filed 1995-05-11
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

      QUARTERLY REPORT AS UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 AS AMENDED AND RESTATED

(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1995

                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to           .

  For Quarter Ended March 31, 1995          Commission file number 1-9915

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


     As of May 8, 1995, the registrant had outstanding 48,756,196 shares (including 31,845,533 shares held in trust for the benefit of the warrant holders) of its $0.0001 par value Class A Common Stock, 31,845,533 redeemable exchangeable warrants and 5,266,273 shares of its $0.0001 par value Class B Common Stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder thereof.

                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                       NUMBERS
- ------------------------------

Item 1.   Financial Statements                                        1 - 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        7 - 12


PART II. OTHER INFORMATION
- --------------------------

Item 1.   Legal Proceedings.                                            13

Item 2.   Changes in Securities.                                        13

Item 3.   Defaults Upon Senior Securities.                              13

Item 4.   Submission of Matters to a Vote of Security Holders.       13 - 14

Item 5.   Other Information.                                            14

Item 6.   Exhibits and Reports on Form 8-K.                             14

SIGNATURES                                                              15
- ----------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
MARCH 31, 1995 AND SEPTEMBER 30, 1994
- --------------------------------------------------------------------------------
                                                     MARCH 31,     SEPTEMBER 30,
                                                        1995           1994
                                                  -------------    -------------
ASSETS                                                     (In millions)
CURRENT ASSETS:
  Cash and equivalents                                 $  28.3         $  17.4
  Trade receivables (less allowances of
   $5.1 million and $3.7 million, respectively)          135.7           121.8
  Inventories (Note 2)                                    78.7            59.6
  Other current assets                                    14.3             7.9
                                                         -----           -----
      Total current assets                               257.0           206.7
                                                         -----           -----

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                 986.0           917.4
  Less accumulated depreciation                          350.7           324.5
                                                         -----           -----
      Property - Net (Note 3)                            635.3           592.9
                                                         -----           -----
OTHER ASSETS                                              41.3            43.5
                                                         -----           -----
        TOTAL                                          $ 933.6         $ 843.1
                                                         =====           =====

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5)        $  41.2         $  14.5
  Trade payables                                          62.9            58.6
  Accrued and other liabilities                           70.6            62.0
                                                         -----           -----
      Total current liabilities                          174.7           135.1
                                                         -----           -----

LONG-TERM DEBT (Note 5)                                  714.6           696.8

OTHER LONG-TERM LIABILITIES                               23.1            30.7

DEFERRED INCOME TAXES                                      4.3             4.3

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY:
  Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 48,750,084
    shares and 48,510,859 shares, respectively, and
    outstanding 48,684,482 shares and 48,427,881
    shares, respectively                                   -               -
  Class B common stock - par value, $.0001 per share;
    authorized 15,000,000 shares; issued and
    outstanding 5,266,273 shares                           -               -
  Capital in excess of par value                         171.7           170.5
  Retained deficit                                      (149.6)         (188.9)
  Common stock in treasury - at cost; 65,602 shares
   and 82,978 shares, respectively                        (0.6)           (0.8)
  Recognition of minimum pension liability                (4.6)           (4.6)
                                                         -----           -----
  Total stockholders' equity (deficit)                    16.9           (23.8)
                                                         -----           -----
        TOTAL                                          $ 933.6         $ 843.1
                                                         =====           =====

  See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
MARCH 31, 1995 AND 1994 (In millions, except per share data)
- -------------------------------------------------------------------------------

                                            THREE MONTHS ENDED MARCH 31,
                                            -----------------------------
                                               1995               1994
                                            ----------         ----------
NET SALES                                    $ 256.3            $ 182.5
COST OF GOODS SOLD                             181.8              163.4
                                               -----              -----
GROSS MARGIN                                    74.5               19.1
SELLING AND ADMINISTRATIVE COSTS               (23.9)             (19.6)
NON-RECURRING OPERATING CHARGES (Note 1)         -                 (2.1)
                                               -----              -----
OPERATING EARNINGS (LOSS)                       50.6               (2.6)
INTEREST EXPENSE - Net                         (22.4)             (19.9)
OTHER EXPENSE - Net                              -                 (0.1)
                                               -----              -----
EARNINGS (LOSS) BEFORE TAXES                    28.2              (22.6)
INCOME TAXES (Note 4)                            0.7                -
                                               -----              -----
NET INCOME (LOSS)                               27.5            $ (22.6)
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                         (177.1)
                                               -----
  END OF PERIOD                              $(149.6)
                                               =====
NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $  0.51            $ (0.42)
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.1               53.6
                                               =====              =====




See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
MARCH 31, 1995 AND 1994 (In millions, except per share data)
- -------------------------------------------------------------------------------

                                              SIX MONTHS ENDED MARCH 31,
                                            -----------------------------
                                               1995               1994
                                            ---------           ---------

NET SALES                                    $ 497.5            $ 366.4
COST OF GOODS SOLD                             365.9              330.6
                                               -----              -----
GROSS MARGIN                                   131.6               35.8
SELLING AND ADMINISTRATIVE COSTS               (47.9)             (39.7)
NON-RECURRING OPERATING CHARGES (Note 1)         -                 (2.1)
                                               -----              -----
OPERATING EARNINGS (LOSS)                       83.7               (6.0)
INTEREST EXPENSE - Net                         (43.2)             (39.4)
OTHER EXPENSE - Net                             (0.2)              (0.2)
                                               -----              -----
EARNINGS (LOSS) BEFORE TAXES                    40.3              (45.6)
INCOME TAXES (Note 4)                            1.0                -
                                               -----              -----
NET INCOME (LOSS)                               39.3            $ (45.6)
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                         (188.9)
                                               -----
  END OF PERIOD                              $(149.6)
                                               =====
NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $  0.72            $ (0.85)
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.0               53.5
                                               =====              =====




See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 1995 AND 1994
- ------------------------------------------------------------------------------
                                                   SIX MONTHS ENDED MARCH 31,
                                                   --------------------------
                                                       1995            1994
                                                   ---------        ---------
                                                         (In millions)
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                    $ 39.3          $(45.6)
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
    Depreciation and amortization                      31.6            30.6
    Non-cash interest expense                          22.6            20.0
    Change in current assets and liabilities,
      excluding acquisitions and dispositions         (30.9)          (11.7)
    Acquisition restructuring expenditures             (0.7)           (1.7)
    Other - net                                        (1.9)            3.3
                                                       ----            ----
Net cash provided by (used for) operations             60.0            (5.1)
                                                       ----            ----
CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                (27.3)          (13.5)
  Capitalized interest                                 (0.6)           (0.3)
  Proceeds from asset sales                             1.9             4.5
  Other investments - net                              (2.2)            2.4
                                                       ----            ----
Net cash used for investments                         (28.2)           (6.9)
                                                       ----            ----
CASH FLOWS FROM FINANCING:
  Senior debt - repayments                            (21.7)           (2.7)
  Other financing - net                                 0.8             0.1
                                                       ----            ----
Net cash used for financing                           (20.9)           (2.6)
                                                       ----            ----
Net increase (decrease) in cash and equivalents        10.9           (14.6)
Cash and equivalents, beginning of period              17.4            27.6
                                                       ----            ----
Cash and equivalents, end of period                  $ 28.3          $ 13.0
                                                       ====            ====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
  Interest expense                                   $ 18.5          $ 17.9

  Income taxes                                       $  0.6          $   -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES (Note 3):

  Property additions                                 $ 43.4          $   -

  Increase in total debt                             $ 43.4          $   -

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------
1.  GENERAL
    -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three and six months ended March 31, 1995 and 1994 and cash flows for the six months ended March 31, 1995 and 1994, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. In addition to the normal and recurring adjustments and accruals, for the three and six months ended March 31, 1995, the Company recognized a non-recurring operating charge of $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. Certain amounts in the statements of income and cash flows for fiscal 1994 have been reclassified to conform with the current-year presentation. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1994.

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

2.  INVENTORIES
    -----------

                                                MARCH 31,      SEPTEMBER 30,
                                                  1995         	   1994
                                              ------------     ------------
                                                      (In millions)
Inventories consist of:
Finished products                                $16.4            $13.0
In process                                        59.9             38.7
Raw materials                                      9.7              8.6
Supplies                                           9.8              9.6
                                                  ----             ----
Total                                             95.8             69.9
LIFO valuation adjustment                        (17.1)           (10.3)
                                                  ----             ----
   Total                                         $78.7            $59.6
                                                  ====             ====

3.  PROPERTY - NET
    --------------

Property additions in the first six months of fiscal 1995 totaled $71.3 million. The Company financed $43.4 million of such additions through capital leases and debt obligations secured by those assets.

4.  INCOME TAXES
    ------------

In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its projected earnings for fiscal

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
- -----------------------------------------------------------------------------
1995. The Company recorded a current tax provision of $0.7 million and $1.0 million, respectively, for the three months and six months ended March 31, 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of the AMT.


5.  SUBSEQUENT EVENT
    ----------------

During April 1995, the Company prepaid $25 million under the term loan portion of its bank credit agreement. The prepayment will reduce future quarterly amortization payments, which will commence in July 1995, by approximately $2.3 million to approximately $5.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Second Quarter of Fiscal 1995 Compared with Second Quarter of Fiscal 1994.

Net sales for the second quarter of fiscal 1995 were a record $256.3 million, an increase of approximately 40 percent compared with net sales of $182.5 million for the second quarter of fiscal 1994. Operating earnings for the quarter were $50.6 million compared with an operating loss of $2.6 million for the year-ago quarter, which included $2.1 million of non-recurring operating charges for costs associated with the sale of a corrugated container plant. Net income for the current quarter was $27.5 million, or $0.51 per share, versus a net loss of $22.6 million, or $0.42 per share, in the second quarter of fiscal 1994.

Sales and earnings in the second quarter of fiscal 1995 benefited from significantly higher average selling prices for the Company's products versus the second quarter of fiscal 1994. Higher average selling prices increased operating earnings by almost $82 million compared with the prior-year quarter. The price increases were realized due to low industry inventories and strong domestic and export demand.

The Company implemented a $50 per ton increase for linerboard and corresponding price increases for corrugated products in the second quarter of fiscal 1995, which brought total linerboard price increases since October 1993 to $185 per ton. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 58 percent, 81 percent and 33 percent, respectively, in the second quarter of fiscal 1995 compared with the prior-year quarter. The Company implemented a $50 per ton increase for unbleached kraft paper and corresponding increases for converted products in the second quarter of fiscal 1995. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags in the second quarter of fiscal 1995 increased approximately 57 percent, 98 percent and 5 percent, respectively, compared with the year-ago period.

Higher volume increased operating earnings for the second quarter of fiscal 1995 by approximately $3 million. The volume variance includes the benefit of fixed costs eliminated with the sale or closure of two corrugated container plants in fiscal 1994, net of incremental fixed operating costs associated with capital investments to expand capacity in the Company's other converting operations. Containerboard production in the current quarter of 3,376 tons per day (TPD, calculated on the basis of the number of days in the period) increased slightly from 3,356 TPD in the prior-year quarter, despite approximately three days of scheduled maintenance down time taken at the Company's Antioch, California mill in the second quarter of fiscal 1995. Unbleached kraft paper production increased approximately 15 percent to 775 TPD from 675 TPD in the second quarter of fiscal 1994 primarily due to the temporary idling of one paper machine at the Company's Bogalusa, Louisiana mill as a result of market conditions in the second quarter of fiscal 1994. In total, mill production increased approximately 3 percent quarter-over-quarter.

Corrugated shipments of approximately 3.0 billion square feet were down approximately 3 percent when compared to the prior-year quarter; however, shipments for the year-ago quarter include those from the two corrugated container plants that were subsequently closed or sold. Adjusting for the prior-year shipments from these plants, corrugated shipments increased approximately 4 percent quarter-over-quarter. Multiwall bag shipments of
14.3 thousand tons increased approximately 8 percent when compared with the year-ago quarter's shipments of 13.2 thousand tons, primarily as a result of increased production from the Company's existing facilities and the start up of the Company's Twinsburg, Ohio facility in fiscal 1995. Grocery bag and sack shipments decreased to 24.3 thousand tons versus shipments of 30.6 thousand tons in the year-ago quarter. This decline was primarily due to reduced shipments of standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased.

Gross margin as a percentage of net sales for the second quarter of fiscal 1995 increased to 29.1 percent from 10.5 percent in the prior-year quarter primarily due to significantly higher selling prices for the Company's products. The margin improvement was partially offset by increased fiber costs (primarily the cost of old corrugated containers (OCC)), which adversely affected operating earnings by approximately $22 million. The Company's average delivered cost of OCC increased approximately $110 per ton in the second quarter of fiscal 1995 compared with the year-ago quarter. Selling and administrative costs of $23.9 million for the second quarter of fiscal 1995 were $4.3 million higher than the prior-year quarter primarily as a result of increased incentive compensation costs related to improved profitability.

Net interest expense increased from the prior-year quarter by $2.5 million to $22.4 million in the second quarter of fiscal 1995 primarily due to accretion of the discount on subordinated debt, interest on new capital leases and higher interest rates.

In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its projected earnings for fiscal 1995. The Company recorded a current tax provision of $0.7 million in the second quarter of fiscal 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of the AMT.

First Six Months of Fiscal 1995 Compared with First Six Months of Fiscal
1994.

Net sales for the first six months of fiscal 1995 were $497.5 million, approximately 36 percent higher than net sales of $366.4 million for the first six months of fiscal 1994. Operating earnings for the current period were $83.7 million compared with an operating loss of $6.0 million for the year-ago period, which included $2.1 million of non-recurring operating charges for costs associated with the sale of a corrugated container plant. Net income reached $39.3 million for the first six months of fiscal 1995, or $0.72 per share, versus a net loss of $45.6 million, or $0.85 per share, in the first six months of fiscal 1994.

Sales and earnings in the first six months of fiscal 1995 benefited from significantly higher average selling prices for the Company's products compared to the prior-year period. Higher average selling prices increased operating earnings by approximately $132 million compared with the year-ago period. The price increases were realized due to low industry inventories and strong domestic and export demand.

The Company implemented price increases in fiscal 1995 of $40 per ton in the first quarter and $50 per ton in the second quarter for linerboard and unbleached kraft paper and corresponding price increases for converted products. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 48 percent, 72 percent and 27 percent, respectively, in the first six months of fiscal 1995 compared with the year-ago period. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags in the first six months of fiscal 1995 increased approximately 44 percent, 71 percent and 3 percent, respectively, compared with the year-ago period.

Higher volume increased operating earnings for the first six months of fiscal 1995 by approximately $10 million. The volume variance includes the benefit of fixed costs eliminated with the sale or closure of two corrugated container plants in fiscal 1994, net of incremental fixed operating costs associated with capital investments to expand capacity in the Company's other converting operations. Containerboard production in the first six months of fiscal 1995 was unchanged from the prior-year period at 3,247 TPD. This was despite additional down time taken at the Bogalusa mill to install an extended nip press on a linerboard machine in the first quarter of fiscal 1995 and three days of scheduled maintenance down time at the Antioch mill in the second quarter of fiscal 1995. Unbleached kraft paper production increased approximately 14 percent to 787 TPD from 693 TPD in the first six months of fiscal 1994 primarily due to the temporary idling of one paper machine at the Bogalusa mill as a result of market conditions in the second quarter of fiscal 1994. In total, mill production increased approximately 2 percent period-over-period.

Corrugated shipments of approximately 6.2 billion square feet were down approximately 2 percent in the first six months of fiscal 1995 compared to the year-ago period; however, shipments for the year-ago period include production from the two corrugated container plants that were subsequently closed or sold. Adjusting for the prior-year shipments from these plants, corrugated shipments increased approximately 6 percent in the current period. Multiwall bag shipments of 28.0 thousand tons increased approximately 11 percent compared with the year-ago period's shipments of
25.3 thousand tons primarily as a result of increased production from the Company's existing facilities and the start up of the Twinsburg, Ohio facility in fiscal 1995. Grocery bag and sack shipments decreased to 56.4 thousand tons versus shipments of 64.4 thousand tons in the first six months of fiscal 1994. This decline was primarily due to reduced shipments of standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased.

Gross margin as a percentage of net sales for the first six months of fiscal 1995 increased to 26.5 percent from 9.8 percent in the prior-year period. The margin improvement, primarily due to significantly higher selling prices for the Company's products, was partially offset by increased fiber costs (primarily the cost of OCC) which adversely affected operating earnings by approximately $34 million. The Company's average delivered cost of OCC increased approximately $85 per ton in the first six months of fiscal 1995 compared with the year-ago period. Selling and administrative costs of $47.9 million for the first six months of fiscal 1995 were $8.2 million higher than the prior-year primarily as a result of increased incentive compensation costs related to improved profitability.

Net interest expense increased from the prior-year period by $3.8 million to $43.2 million in the first six months of fiscal 1995 primarily due to accretion of the discount on subordinated debt, interest on new capital leases and higher interest rates.

In general, the Company has regular and AMT operating loss carryforwards that exceed its projected earnings for fiscal 1995. The Company recorded a current tax provision of $1.0 million in the first six months of fiscal 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of the AMT.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash provided by operations for the first six months of fiscal 1995 was $60.0 million, compared with cash used by operations of $5.1 million a year ago. The favorable comparison to the prior-year period was primarily due to significantly higher selling prices for the Company's products.

Capital expenditures of $27.3 million in the first six months of fiscal 1995 increased by $13.8 million from $13.5 million in the first six months of fiscal 1994. In addition to the $27.3 million of capital spending, the Company acquired $43.4 million of equipment financed by capital leases and debt obligations secured by those assets. In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested at the mills. The Company has the ability to adjust the timing of certain capital projects depending upon industry conditions. If industry conditions remain strong, the Company may accelerate certain capital projects. The Company plans to finance the remainder of the five-year capital plan primarily with cash provided by operations or debt obligations secured by the assets acquired.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed and continues to believe that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. For the six months ended March 31, 1995, the Company incurred approximately $0.5 million of costs to maintain the East Mill. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. The Company has deferred incurring the cost for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At March 31, 1995, accruals for demolition and asbestos removal were approximately $6.0 million and $15.3 million, respectively.

In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. For the six months ended March 31, 1995, the Company charged approximately $2.3 million of costs associated with the fiscal 1994 non-recurring operating charges to balance sheet accruals. At March 31, 1995, the Company had accruals for such costs of $9.4 million and anticipates incurring substantially all of the remaining costs (approximately $6.0 million of which are for non-cash equipment abandonments) by the end of fiscal 1995.
In addition, the Company has remaining accruals of approximately $1.2 million (primarily for lease termination costs) related to non-recurring operating charges recognized in previous years and anticipates incurring such costs ratably over the next two and one-half years.

Liquidity

At March 31, 1995, the Company had cash and equivalents of $28.3 million, an increase of $10.9 million from September 30, 1994 as cash provided by operations exceeded cash used for investments and financing. Total debt increased by $44.5 million to $755.8 million at March 31, 1995 from $711.3 million at September 30, 1994. The increase in total debt was due to capital leases or secured financing associated with the capital plan described above and accretion of the discount on subordinated debt, partially offset by a $10 million prepayment under the term loan portion of the Company's bank credit agreement. The Company has made debt reduction a priority; therefore, subsequent to the end of the second quarter, the Company prepaid an additional $25 million under the term-loan portion of its bank credit agreement. If industry conditions remain strong, the Company intends to use future excess cash flow to prepay debt. At March 31, 1995, the Company had no amounts outstanding and approximately $127 million of credit available under the revolving portions of its credit agreements. The Company's use of approximately $17 million of its credit availability is restricted in that if such amount is drawn the Company is required to use such proceeds to prepay quarterly installments under the term loan portion of its bank credit agreement in order of maturity.

The Company implemented price increases in fiscal 1995 of $40 per ton in the first quarter and $50 per ton in the second quarter for linerboard and unbleached kraft paper and corresponding price increases for converted products. Effective April 3, 1995, the Company increased linerboard and unbleached kraft paper prices an additional $50 per ton and is implementing corresponding increases for converted products. While the current pricing environment is expected to continue due to favorable industry conditions including low inventories, strong demand for primary and converted products and a strong export market, there can be no assurance that any future price increases will be realized or that existing price levels will be sustained. The effect of higher product prices has been partially offset by increased fiber costs, particularly the cost of OCC, which began to escalate in January 1994 and peaked in July 1994. After a decline during the fall of 1994, costs escalated and now exceed previous highs. From January 1994 to March 1995, OCC costs nearly tripled. The secondary fiber market continues to be volatile and difficult to predict, and there can be no assurance what direction OCC costs will take in the future.

Based upon April 1995 product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

       	 The Company and certain of its officers and directors have been named in a civil suit filed in May 1994 in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action under the Illinois Consumer Fraud and Deceptive Practices Act and common law fraud, seeks unspecified damages. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations in the complaint are without merit, and the Company is vigorously defending itself and its officers and directors. The outcome of such litigation is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2.  Changes in Securities.

         Not applicable.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

       	 On February 8, 1995, the Company held its annual meeting of stockholders at which the following issues were put to a vote by holders of the Company's Class A common stock and Class B common stock voting together as a single class and entitled to 1 vote per share and 10 votes per share, respectively:

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

                  PART II.  OTHER INFORMATION - CONCLUDED



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


Item 5.  Other Information.

         On April 28, 1995, the Company mailed a Notice of Special Exercise of Redeemable Exchangeable Warrants and a copy of the Warrant Agreement to registered holders of such Warrants, pursuant to the terms of the Warrant Agreement.


Item 6.  Exhibits and Reports on Form 8-K.

             Number and Description of Exhibit

         a)  4.1(a)   Fourth Amendment to Amended and Restated Credit
                      Agreement dated as of January 31, 1995 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and
                      Co-Manager and Wells Fargo Bank National Association, as Co-Manager

             4.2(a) Notice of Special Exercise of Redeemable Exchangeable Warrants (CUSIP No. 368145 11 6) of Gaylord Container Corporation

             4.3(b) Warrant Agreement between the Registrant and Harris Trust Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.3 of the October 30, 1992 Form 8-K

             27.1(a)  Financial Data Schedule

	 b)  Not applicable.




- --------------------------------------------------------------------------

(a) Filed with this Quarterly Report.

(b) Incorporated by reference.

                                     SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GAYLORD CONTAINER CORPORATION

    Date:  May 10, 1995                    /s/ Marvin A. Pomerantz
                                           -----------------------------
                                           Marvin A. Pomerantz
                                           Chairman and Chief Executive Officer


    Date:  May 10, 1995                    /s/ Jeffrey B. Park
                                           -----------------------------
                                           Jeffrey B. Park
                                           Vice President-Controller
                                           (Principal Accounting Officer)