Form 10-Q
period 1995-06-30
GAYLORD CONTAINER CORP /DE/
filed 1995-08-11
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1995

                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to           .

  For Quarter Ended June 30, 1995          Commission file number 1-9915

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


     As of August 4, 1995, the registrant had outstanding 54,049,711 shares of its $0.0001 par value Class A Common Stock (including 18,008,701 shares held in trust for the benefit of the warrant holders) and 18,008,701 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                      NUMBERS
- ------------------------------

Item 1.   Financial Statements                                        1 - 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        7 - 12


PART II. OTHER INFORMATION
- --------------------------

Item 1.   Legal Proceedings.                                            13

Item 2.   Changes in Securities.                                        13

Item 3.   Defaults Upon Senior Securities.                              13

Item 4.   Submission of Matters to a Vote of Security Holders.          14

Item 5.   Other Information.                                            15

Item 6.   Exhibits and Reports on Form 8-K.                             15

SIGNATURES                                                              16
- ----------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
JUNE 30, 1995 and SEPTEMBER 30, 1994
- ------------------------------------------------------------------------


                                                    JUNE 30,      SEPTEMBER 30,
                                                       1995           1994
                                                 -------------    -------------
ASSETS                                                     (In millions)
CURRENT ASSETS:
  Cash and equivalents                                $    7.2         $  17.4
  Trade receivables (less allowances of
   $4.5 million and $3.7 million, respectively)          157.9           121.8
  Inventories (Note 2)                                    85.3            59.6
  Other current assets                                    12.5             7.9
                                                       -------           -----
      Total current assets                               262.9           206.7
                                                       -------           -----
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost               1,002.1           917.4
  Less accumulated depreciation                          363.9           324.5
                                                       -------           -----
      Property - Net (Note 3)                            638.2           592.9
                                                       -------           -----
OTHER ASSETS                                              39.0            43.5
                                                       -------           -----
        TOTAL                                         $  940.1         $ 843.1
                                                       =======           =====

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5)       $   32.3         $  14.5
  Trade payables                                          68.8            58.6
  Accrued and other liabilities                           68.3            62.0
                                                       -------           -----
      Total current liabilities                          169.4           135.1
                                                       -------           -----

LONG-TERM DEBT (Note 5)                                  689.0           696.8

OTHER LONG-TERM LIABILITIES                               20.0            30.7

DEFERRED INCOME TAXES                                      4.3             4.3

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY:
  Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 48,847,250
    shares and 48,510,859 shares, respectively, and
    outstanding 48,792,367 shares and 48,427,881
    shares, respectively                                   -               -
  Class B common stock - par value, $.0001 per share;
    authorized 15,000,000 shares; issued and
    outstanding 5,250,082 shares and 5,266,273 shares,
    respectively (Note 6)                                  -               -
  Capital in excess of par value                         172.3           170.5
  Retained deficit                                      (109.8)         (188.9)
  Common stock in treasury - at cost; 54,883 shares
   and 82,978 shares, respectively                        (0.5)           (0.8)
  Recognition of minimum pension liability                (4.6)           (4.6)
                                                       -------           -----
  Total stockholders' equity (deficit)                    57.4           (23.8)
                                                       -------           -----
        TOTAL                                         $  940.1         $ 843.1
                                                       =======           =====

  See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
JUNE 30, 1995 AND 1994 (In millions, except per share data)
- ------------------------------------------------------------------------------

                                             THREE MONTHS ENDED JUNE 30,
                                             ---------------------------
                                               1995               1994
                                             --------           --------
NET SALES                                    $ 285.2            $ 203.2
COST OF GOODS SOLD                             199.8              179.3
                                               -----              -----
GROSS MARGIN                                    85.4               23.9
SELLING AND ADMINISTRATIVE COSTS               (23.4)             (19.7)
NON-RECURRING OPERATING CHARGES (Note 1)         -                 (3.5)
                                               -----              -----
OPERATING EARNINGS                              62.0                0.7
INTEREST EXPENSE - Net                         (21.3)             (20.3)
OTHER INCOME (EXPENSE) - Net                     0.1               (0.1)
                                               -----              -----
EARNINGS (LOSS) BEFORE TAXES                    40.8              (19.7)
INCOME TAXES (Note 4)                            1.0                -
                                               -----              -----
NET INCOME (LOSS)                               39.8            $ (19.7)
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                         (149.6)
                                               -----
  END OF PERIOD                              $(109.8)
                                               =====
NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $  0.72            $ (0.37)
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.2               53.6
                                               =====              =====

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
JUNE 30, 1995 AND 1994 (In millions, except per share data)
- -----------------------------------------------------------------------------

                                              NINE MONTHS ENDED JUNE 30,
                                             ---------------------------
                                               1995               1994
                                             --------           --------
NET SALES                                    $ 782.7            $ 569.6
COST OF GOODS SOLD                             565.7              509.9
                                               -----              -----
GROSS MARGIN                                   217.0               59.7
SELLING AND ADMINISTRATIVE COSTS               (71.3)             (59.4)
NON-RECURRING OPERATING CHARGES (Note 1)         -                 (5.6)
                                               -----              -----
OPERATING EARNINGS (LOSS)                      145.7               (5.3)
INTEREST EXPENSE - Net                         (64.5)             (59.7)
OTHER EXPENSE - Net                             (0.1)              (0.3)
                                               -----              -----
EARNINGS (LOSS) BEFORE TAXES                    81.1              (65.3)
INCOME TAXES (Note 4)                            2.0                -
                                               -----              -----
NET INCOME (LOSS)                               79.1            $ (65.3)
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                         (188.9)
                                               -----
  END OF PERIOD                              $(109.8)
                                               =====
NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $  1.44            $ (1.22)
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.0               53.6
                                               =====              =====

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE  30, 1995 AND 1994
- -----------------------------------------------------------------------------

                                                    NINE MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                      1995             1994
                                                    --------         --------
                                                         (In millions)
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                    $ 79.1          $(65.3)
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
    Depreciation and amortization                      48.5            45.7
    Non-cash interest expense                          34.5            30.5
    Change in current assets and liabilities,
      excluding acquisitions and dispositions         (53.9)          (23.2)
    Acquisition restructuring expenditures             (0.9)           (2.4)
    Loss on asset dispositions                          0.6             5.8
    Other - net                                        (5.1)            1.5
                                                      -----            ----
Net cash provided by (used for) operations            102.8            (7.4)
                                                      -----            ----
CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                (44.3)          (25.6)
  Capitalized interest                                 (2.1)           (0.5)
  Proceeds from asset sales                             2.6             4.5
  Other investments - net                              (2.7)            2.1
                                                      -----            ----
Net cash used for investments                         (46.5)          (19.5)
                                                      -----            ----
CASH FLOWS FROM FINANCING:
  Senior debt - repayments (Note 5)                   (67.6)           (3.9)
  Revolver borrowings - net                             -              12.0
  Other financing - net                                 1.1             -
                                                      -----            ----
Net cash (used for) provided by financing             (66.5)            8.1
                                                      -----            ----
Net decrease in cash and equivalents                  (10.2)          (18.8)
Cash and equivalents, beginning of period              17.4            27.6
                                                      -----            ----
Cash and equivalents, end of period                  $  7.2          $  8.8
                                                      =====            ====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
  Interest expense                                   $ 35.4          $ 32.7
                                                      =====            ====
  Income taxes                                       $  1.2          $  -
                                                      =====            ====
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES (Note 3):

  Property additions                                 $ 43.4          $  -
                                                      =====            ====
  Increase in total debt                             $ 43.4          $  -
                                                      =====            ====

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
1.  GENERAL
    -------
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and nine months ended June 30, 1995 and 1994 and cash flows for the nine months ended June 30, 1995 and 1994, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. In addition to the normal and recurring adjustments and accruals, for the three and nine months ended June 30, 1994, the Company recognized non-recurring operating charges of $3.5 million and $5.6 million, respectively, related to a plant closure and a plant sale. Certain amounts in the statements of income and cash flows for fiscal 1994 have been reclassified to conform with the current-year presentation.
The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1994.

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

2.  INVENTORIES
    -----------

                                                JUNE 30,       SEPTEMBER 30,
                                                  1995         	     1994
                                             -------------     -------------
                                                     (In millions)
Inventories consist of:
Finished products                               $ 19.0            $13.0
In process                                        60.0             38.7
Raw materials                                     13.0              8.6
Supplies                                           9.7              9.6
                                                 -----             ----
Total                                            101.7             69.9
LIFO valuation adjustment                        (16.4)           (10.3)
                                                 -----             ----
   Total                                        $ 85.3            $59.6
                                                 =====             ====
3.  PROPERTY - NET
    --------------
Property additions in the first nine months of fiscal 1995 totaled $89.8 million.  The Company financed $43.4 million of such additions through capital leases and debt obligations secured by those assets.








GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
- -----------------------------------------------------------------------------

4.  INCOME TAXES
    ------------
In general, the Company has regular and Alternative Minimum Tax (AMT)
operating loss carryforwards that exceed its projected earnings for fiscal
1995.  The Company recorded a current tax provision of $1.0 million and $2.0 million, respectively, for the three months and nine months ended June 30,
1995 primarily because Internal Revenue Service regulations limit the use of
AMT operating loss carryforwards in any one period to 90 percent of the AMT income.


5.  DEBT PAYMENTS
    -------------
During the first nine months of fiscal 1995, the Company prepaid $53.5 million of the term loan portion of its bank credit agreement.  In July 1995, the Company prepaid an additional $15.4 million and made a $3.9 million quarterly amortization payment due under the term loan portion of the bank credit agreement, reducing the outstanding balance to $23.4 million.  These prepayments will reduce future required amortization payments, commencing in
October 1995, to approximately $2.3 million per quarter.  The Company anticipates, however, that its bank term loan will be repaid in its entirety prior to the end of calendar 1995.  In addition, in July 1995, the Company prepaid the outstanding balance of approximately $1.8 million due on a high coupon senior secured note.


6.  SUBSEQUENT EVENTS
    -----------------
In June 1995, the Company redeemed 25 percent of its 31,845,533 outstanding
Redeemable Exchangeable Warrants (the Warrants), and subsequently, a portion of the remaining Warrants were exchanged pursuant to a "Special Exercise on
July 31, 1995."  As a result of the redemption and the special exercise, approximately 13.8 million Warrants were exchanged for a like number of shares of Class A common stock, par value $.0001 per share (Class A Common) of the
Company.

On July 31, 1995, all of the Company's 5,250,082 outstanding shares of Class B common stock, par value $.0001 per share (Class B Common), automatically converted into an equal number of shares of Class A Common.

As a result of the foregoing transactions, as of August 4, 1995, the Company had outstanding 54,049,711 shares of Class A Common (including 18,008,701 shares held in trust for the benefit of the warrant holders) and 18,008,701 Warrants.
These transactions will not effect the computation of earnings per share.











MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
Third Quarter of Fiscal 1995 Compared with Third Quarter of Fiscal 1994.

Net sales for the third quarter of fiscal 1995 were a record $285.2 million, an increase of approximately 40 percent compared with net sales of $203.2 million for the third quarter of fiscal 1994. Operating earnings for the quarter were $62.0 million compared with $0.7 million for the year-ago quarter, which included $3.5 million of non-recurring operating charges for costs associated with the closure of a corrugated container plant. Net income for the current quarter was $39.8 million, or $0.72 per share, versus a net loss of $19.7 million, or $0.37 per share, in the third quarter of fiscal
1994.

Sales and earnings in the third quarter of fiscal 1995 benefited from significantly higher average selling prices for the Company's products versus the third quarter of fiscal 1994. Higher average selling prices increased operating earnings by approximately $88 million compared with the prior-year quarter.

The Company implemented a $50 per ton increase for linerboard and corresponding price increases for corrugated products in the third quarter of fiscal 1995, which brought total linerboard price increases since October 1993 to $235 per ton. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately
56 percent, 100 percent and 34 percent, respectively, in the third quarter of fiscal 1995 compared with the prior-year quarter. The Company also implemented a $50 per ton increase for unbleached kraft paper and corresponding increases for converted products in the third quarter of fiscal
1995. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags in the third quarter of fiscal 1995 increased approximately 53 percent, 92 percent and 13 percent, respectively, compared with the year-ago period.

Higher volume increased operating earnings for the third quarter of fiscal
1995 by approximately $3 million. The volume variance includes the benefit of fixed costs eliminated with the closure of a corrugated container plant in fiscal 1994, net of incremental fixed operating costs associated with capital investments to expand capacity in the Company's other converting operations.
Total mill production increased approximately 7 percent quarter-over-quarter.
Containerboard production in the current quarter of 3,580 tons per day (TPD, calculated on the basis of the number of days in the period) increased approximately 10 percent from 3,248 TPD in the prior-year quarter, primarily due to general productivity improvements at the Company's Bogalusa, Louisiana mill in the current quarter. In addition, the Company's Antioch, California mill was down for three days of scheduled maintenance in the third quarter of fiscal 1994 whereas no maintenance down time was scheduled in the current quarter. Unbleached kraft paper production decreased approximately 6 percent to 640 TPD from 683 TPD in the third quarter of fiscal 1994 primarily due to changes in product mix as a result of market conditions.

Corrugated shipments of approximately 3.1 billion square feet were down approximately 3 percent when compared with the prior-year quarter; however, shipments for the year-ago quarter include those from the corrugated container plant that was subsequently closed. Adjusting for the prior-year shipments from this plant, corrugated shipments were essentially flat quarter-over-quarter. Multiwall bag shipments of 12.4 thousand tons increased approximately 2 percent when compared with the year-ago quarter's shipments of
12.2 thousand tons. Grocery bag and sack shipments decreased to 22.8 thousand tons versus shipments of 26.5 thousand tons in the year-ago quarter. This decline was primarily due to reduced shipments of standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased.

Gross margin as a percentage of net sales for the third quarter of fiscal 1995 increased to 29.9 percent from 11.8 percent in the prior-year quarter primarily due to significantly higher selling prices for the Company's products. The margin improvement was partially offset by increased fiber costs (primarily the cost of old corrugated containers (OCC)), which adversely affected operating earnings by approximately $25 million. The Company's average delivered cost of OCC increased approximately $125 per ton in the third quarter of fiscal 1995 compared with the year-ago quarter. Selling and administrative costs of $23.4 million for the third quarter of fiscal 1995 were $3.7 million higher than the prior-year quarter primarily as a result of increased incentive compensation costs related to improved profitability.

Net interest expense increased from the prior-year quarter by $1.0 million to $21.3 million in the third quarter of fiscal 1995 primarily due to higher accretion of the discount on subordinated debt and deferred financing fees written-off in conjunction with debt prepayments, partially offset by an increase in capitalized interest.

In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its projected earnings for fiscal
1995. The Company recorded a current tax provision of $1.0 million in the third quarter of fiscal 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards in any one period to 90 percent of the AMT income.

First Nine Months of Fiscal 1995 Compared with First Nine Months of Fiscal
1994.

Net sales for the first nine months of fiscal 1995 were $782.7 million, approximately 37 percent higher than net sales of $569.6 million for the first nine months of fiscal 1994. Operating earnings for the current period were $145.7 million compared with an operating loss of $5.3 million for the year-ago period, which included $5.6 million of non-recurring operating charges for costs associated with the closure of a corrugated container plant and the sale of a corrugated container plant. Net income reached $79.1 million for the first nine months of fiscal 1995, or $1.44 per share, versus a net loss of $65.3 million, or $1.22 per share, in the first nine months of fiscal 1994.

Sales and earnings in the first nine months of fiscal 1995 benefited from significantly higher average selling prices for the Company's products compared to the prior-year period. Higher average selling prices increased operating earnings by approximately $220 million compared with the year-ago period.




The Company implemented price increases in fiscal 1995 of $40 per ton in the first quarter, $50 per ton in the second quarter and $50 per ton in the third quarter for linerboard and unbleached kraft paper and corresponding price increases for converted products. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 49 percent, 89 percent and 29 percent, respectively, in the first nine months of fiscal 1995 compared with the year-ago period. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags in the first nine months of fiscal 1995 increased approximately 45 percent, 77 percent and 6 percent, respectively, compared with the year-ago period.

Higher volume increased operating earnings for the first nine months of fiscal
1995 by approximately $13 million. The volume variance includes the benefit of fixed costs eliminated with the sale or closure of two corrugated container plants in fiscal 1994, net of incremental fixed operating costs associated with capital investments to expand capacity in the Company's other converting operations. Total mill production increased approximately 4 percent period-over-period. Containerboard production in the first nine months of fiscal 1995 increased approximately 3 percent from the prior-year period to 3,358 TPD. This was despite additional down time taken at the Bogalusa mill to install an extended nip press on a linerboard machine in the first quarter of fiscal 1995. Unbleached kraft paper production increased approximately 7 percent to 738 TPD from 689 TPD in the first nine months of fiscal 1994 primarily due to the temporary idling of one paper machine at the Bogalusa mill as a result of market conditions in the second and third quarters of fiscal 1994.

Corrugated shipments of approximately 9.3 billion square feet were down approximately 2 percent in the first nine months of fiscal 1995 compared to the year-ago period; however, shipments for the year-ago period include production from the two corrugated container plants that were subsequently closed or sold. Adjusting for the prior-year shipments from these plants, corrugated shipments increased approximately 4 percent in the current period.
Multiwall bag shipments of 40.4 thousand tons increased approximately 8 percent compared with the year-ago period's shipments of 37.5 thousand tons.
Grocery bag and sack shipments decreased to 79.2 thousand tons versus shipments of 90.9 thousand tons in the first nine months of fiscal 1994. This decline was primarily due to reduced shipments of standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased.

Gross margin as a percentage of net sales for the first nine months of fiscal
1995 increased to 27.7 percent from 10.5 percent in the prior-year period.
The margin improvement, primarily due to significantly higher selling prices for the Company's products, was partially offset by increased fiber costs
(primarily the cost of OCC) which adversely affected operating earnings by approximately $61 million. The Company's average delivered cost of OCC increased approximately $100 per ton in the first nine months of fiscal 1995 compared with the year-ago period. Selling and administrative costs of $71.3 million for the first nine months of fiscal 1995 were $11.9 million higher than the prior-year primarily as a result of increased incentive compensation costs related to improved profitability.







Net interest expense increased from the prior-year period by $4.8 million to $64.5 million in the first nine months of fiscal 1995 primarily due to higher accretion of the discount on subordinated debt, deferred financing fees written-off in conjunction with debt prepayments and interest on new capital leases, partially offset by an increase in capitalized interest.
In general, the Company has regular and AMT operating loss carryforwards that exceed its projected earnings for fiscal 1995. The Company recorded a current tax provision of $2.0 million in the first nine months of fiscal 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards in any one period to 90 percent of the AMT income.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash provided by operations for the first nine months of fiscal 1995 was $102.8 million, compared with cash used by operations of $7.4 million a year ago. The favorable comparison to the prior-year period was primarily due to significantly higher selling prices for the Company's products.

Capital expenditures of $44.3 million in the first nine months of fiscal 1995 increased by $18.7 million from $25.6 million in the first nine months of fiscal 1994. In addition to the $44.3 million of capital spending, the Company acquired $43.4 million of equipment financed by capital leases and debt obligations secured by those assets. In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested at the mills. The Company has the ability to adjust the timing of certain capital projects depending upon industry conditions. The Company plans to finance the remainder of the five-year capital plan primarily with cash provided by operations or debt obligations secured by the assets acquired.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. For the nine months ended June 30, 1995, the Company incurred approximately $0.7 million of costs to maintain the East
Mill. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved.
At June 30, 1995, balance sheet accruals for demolition and asbestos removal were approximately $5.7 million and $15.3 million, respectively.






In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. For the nine months ended June 30, 1995, the Company charged approximately $3.1 million of costs associated with the fiscal 1994 non-recurring operating charges to balance sheet accruals. At June 30, 1995, the Company had balance sheet accruals for such costs of $8.3 million and anticipates incurring substantially all of the remaining costs (approximately $4.7 million of which are for non-cash equipment abandonments) by the end of fiscal 1995. In addition, the Company has remaining balance sheet accruals of approximately
$1.1 million for non-recurring operating charges (primarily lease termination costs) recognized in previous years and anticipates incurring such costs ratably over the next two and one-half years.

Liquidity

At June 30, 1995, the Company had cash and equivalents of $7.2 million, a decrease of $10.2 million from September 30, 1994 as cash used for investments and financing (principally capital expenditures and debt repayments) exceeded cash provided by operations. Total debt increased by $10.0 million to $721.3 million at June 30, 1995 from $711.3 million at September 30, 1994. The increase in total debt was due to capital leases and secured financing associated with the capital plan described above and the accretion of the discount on subordinated debt, partially offset by senior debt repayments of $67.6 million, approximately $53.5 million of which was a prepayment under the term-loan portion of the Company's bank credit agreement. The Company has made debt reduction a priority and intends to use future excess cash flow to prepay debt. The Company anticipates that its bank term loan (of which $23.4 million was outstanding on July 31, 1995) will be repaid in its entirety prior to the end of calendar 1995. On June 30, 1995, the Company amended and restated its bank credit agreement. The amendment increased the revolving credit facility from $66 million to $175 million, extended the maturity of the revolving credit facility to June 30, 2000 and permitted open market purchases or redemptions of up to $100 million of the Company's publicly traded debt securities. At June 30, 1995, the Company had no amounts outstanding and approximately $236 million of credit available under the revolving portions of its credit agreements, including the bank credit agreement and the Company's trade receivables-backed revolving credit facility.

The Company implemented price increases totaling $140 per ton in fiscal 1995 for containerboard and unbleached kraft paper and corresponding price increases for converted products. The effect of higher product prices has been partially offset by increased fiber costs, particularly the cost of OCC. From
January 1994 to May 1995, OCC costs more than tripled.  From their peak in May
1995 OCC costs declined in both June and July. The secondary fiber market, however, is difficult to predict, and there can be no assurance as to the direction OCC costs will take in the future.








Based upon current product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months.

























































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

Item 2.  Changes in Securities.

         On June 21, 1995, the Company announced a redemption of 25 percent, or 7,961,383, of its 31,845,533 Redeemable Exchangeable
         Warrants (the Warrants).  Under the terms of the redemption, on July
         27, 1995, the Company exchanged one share of its Class A common stock, par value $.0001 per share (Class A Common) for each Warrant redeemed.

         The redemption reduced from 31,845,533 to 23,884,150 the number of Warrants eligible for a "Special Exercise on July 31, 1995."
         Pursuant to the terms of the Warrant Agreement, 25 percent of the 23,507,134 Warrants surrendered by registered holders, or 5,876,783
         Warrants, were exchanged for shares of Class A Common on a one-for-one basis on July 31, 1995.

       	 On July 31, 1995, all of the Company's 5,250,082 outstanding shares of Class B common stock, par value $.0001 per share (Class B Common), automatically converted into an equal number of shares of Class A
         Common.  Under the Company's Certificate of Incorporation, the Class B
         Common would have continued to exist only if the Closing Price (as defined) of the Class A Common had equaled or exceeded $15.25 per share on a total of 20 or more Trading Days (as defined) on or before July 31, 1995.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.







                  PART II.  OTHER INFORMATION - CONTINUED

Item 4.  Submission of Matters to a Vote of Security Holders.

       	 On July 21, 1995, the Company held a special meeting of stockholders at which the following issues were put to a vote by holders of the Company's Class A Common Stock and Class B Common Stock voting together as a single class and entitled to one vote per share and 10 votes per share, respectively:

       	 The amendment to the Company's Certificate of Incorporation to include a requirement that any stockholder action be taken only at a meeting of the stockholders was approved by a vote of 82,594,060 for;
         2,340,479 against; 12,152 withheld.

       	 The amendment to the Company's Certificate of Incorporation to include a requirement that special meetings of stockholders may be called only by the Chairman of the Board of Directors of the Company or by an affirmative vote of the majority of the members of the Board of Directors then in office was approved by a vote of 82,531,946 for;
         2,402,458 against; 12,287 withheld.

       	 The amendment to the Company's Certificate of Incorporation to include a provision which increases the stockholder vote required for amendment of the Bylaws of the Company from a majority vote to two-thirds of the outstanding shares of capital stock of the Company entitled to vote was approved by a vote of 82,623,034 for; 2,313,953 against; 9,704 withheld.

       	 The amendment to the Company's Certificate of Incorporation to include a provision pursuant to which the Company will be governed by Section
         203 of the General Corporation Law of the State of Delaware ("DGCL") was approved by a vote of 82,568,309 for; 2,296,735 against; 81,647 withheld.

       	 The amendment to the Company's Certificate of Incorporation to include a provision which increases the stockholder vote required for amendment of the above-referenced provisions of the Company's
         Certificate of Incorporation from a majority vote to two-thirds of the outstanding shares of capital stock of the Company entitled to vote was approved by a vote of 82,600,229 for; 2,330,150 against; 16,312 withheld.

       	 The amendment to the Company's Certificate of Incorporation to delete a provision no longer required since the conclusion in 1992 of the Company's financial restructuring was approved by a vote of 83,302,095 for; 1,631,384 against; 13,212 withheld.

       	 The proposal to delete Article VIII from the Company's Bylaws pursuant to which the Company had elected not to be governed by DGCL Section
         203 was approved by a vote of 82,545,086 for; 2,320,242 against;
         81,363 withheld.









                  PART II.  OTHER INFORMATION - CONCLUDED

Item 5.  Other Information.

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

             Number and Description of Exhibit

         a)  3.1(a)     Amended and Restated Certificate of Incorporation of
                        the Registrant, as of July 21, 1995

             3.2(b) Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July
                        5, 1995 under the Securities Exchange Act of 1934, as amended

             4.1(a)    	Amended and Restated Credit Agreement dated as of June
                        30, 1995 by and between the Registrant, the
                        financial institutions signatory thereto, Bankers
                        Trust Company, as Agent and Co-Manager and Wells
                        Fargo Bank National Association, as Co-Manager

             4.2(b)    	Rights Agreement, dated June 12, 1995, between Gaylord
                        Container Corporation and Harris Trust and Savings
                        Bank, as Rights Agent, including the form of
                        Certificate of Designation, Preferences and Rights of
                        Junior Participating Preferred Stock, Series A attached
                        thereto as Exhibit A, the form of Rights Certificate
                        attached thereto as Exhibit B and the Summary of Rights
                        attached thereto as Exhibit C incorporated by reference
                        to Exhibit 4.1 of the Registrant's Current Report on
                        Form 8-K filed on July 5, 1995 under the Securities
                        Exchange Act of 1934, as amended

            27.1(a)     Financial Data Schedule

         b)  On July 5, 1995, the Corporation filed a Current Report on Form
             8-K describing the adoption of a Stockholder Rights Plan and an amendment of the Company's Bylaws by the Board of Directors of the Company on June 12, 1995.









- -----------------------------------------------------------------------------
(a) Filed with this Quarterly Report.
(b) Incorporated by reference.







                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GAYLORD CONTAINER CORPORATION

Date:  August 4, 1995                  /s/ Marvin A. Pomerantz
                                       ------------------------------
                                       Marvin A. Pomerantz
                                       Chairman and Chief Executive Officer


Date:  August 4, 1995                  /s/ Jeffrey B. Park
                                       -------------------------------
                                       Jeffrey B. Park
                                       Vice President-Controller
                                       (Principal Accounting Officer)


































                                     16

