Form 10-K
period 1995-09-30
GAYLORD CONTAINER CORP /DE/
filed 1995-12-14
CIK 812700

Form 10-K                             Securities and  Exchange Commission
                                             Washington DC 20549
                                                   FORM 10-K

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934
    For the fiscal year ended September 30, 1995

    or

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

Class A Common Stock, $.0001 par value per share         American Stock Exchange
(54,078,327 shares outstanding as of November 30, 1995)

Redeemable Exchangeable Warrants                         American Stock Exchange
(18,008,701 warrants outstanding as of November 30, 1995)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_____ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ______

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X_____ No ______

The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 30, 1995, was approximately $460 million.

                 Documents Incorporated by Reference

The registrant s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1996 is incorporated into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

Development

Gaylord Container Corporation (including its subsidiaries, the Company) acquired businesses which had been owned by Crown Zellerbach Corporation on November 17, 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's facilities currently consist of three containerboard and unbleached kraft paper mills, 14 corrugated container plants, three corrugated sheet feeder plants, two grocery bag and sack plants, two multiwall bag plants, a specialty chemicals facility, a preprint and graphics center and a cogeneration facility.

In September 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. In November 1992, the Prepackaged Plan was consummated.

In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the capital spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested in its paper mills. In fiscal 1995, as part of the capital plan, the Company opened one new converting plant and relocated and expanded three converting plants.

General

The corrugated container is unrivaled in most industrial applications for providing an economical and safe means of transporting products. In addition, corrugated containers are increasingly utilized as an integrated transportation and marketing device in the form of point-of-sale displays. The major corrugated container end-use markets are food, beverage and agricultural products; paper and fiber products; petroleum, petrochemical resins, plastics and rubber products; glass and metal containers; electronic appliances; and electrical and other machinery. Most corrugated containers are produced and sold under individual customer orders.

Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard in corrugated container and corrugated sheet feeder plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued in corrugated container or corrugated sheet plants to produce corrugated containers.

Corrugated containers generally are delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated containers make shipping costs a relatively high percentage of total costs. As a result, corrugated container plants tend to be located close to customers to minimize freight costs.

To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants and to reduce waste by closely matching the width of paper rolls to their corrugators, vertically integrated containerboard manufacturers routinely exchange containerboard from mills in one location for containerboard having a similar value elsewhere in the United States. Producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis weight ranges and to obtain paper grades they do not produce.

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

In calendar 1994, corrugated product sales and grocery and multiwall bag sales by U.S. manufacturers were estimated by industry trade associations to be $18.7 billion and $1.6 billion, respectively. It has also been estimated that containerboard and unbleached kraft paper capacity utilization rates in the United States averaged 98 percent and 92 percent, respectively, in calendar 1994 and 98 percent and 84 percent, respectively, for the first nine months of calendar 1995. Annual capacity for U.S. containerboard and unbleached kraft paper in calendar 1995 is estimated to be 33.7 million tons and 2.7 million tons, respectively. This represents an increase in containerboard and unbleached kraft paper capacity of approximately 6 percent and approximately 1 percent, respectively, compared with the prior year.

Demand for corrugated containers, containerboard and unbleached kraft paper is affected by the level of growth of economic activity and, in the case of containerboard, the strength of the U.S. dollar. For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Sales

Corrugated containers and sheets, multiwall bags, grocery bags and sacks and solid fibre products collectively represent approximately 80 percent of the Company's net sales while containerboard and unbleached kraft paper represent approximately 20 percent of such sales. Sales of the Company's products are not seasonal to any significant degree.

The Company sells its products to thousands of customers, with the 10 largest accounting for approximately 13 percent of net sales in fiscal 1995 and 11 percent in both fiscal 1994 and fiscal 1993. The Company's largest customer, excluding affiliated companies, accounted for approximately 3 percent of the Company's net sales in fiscal 1995 and approximately 2 percent in both fiscal 1994 and fiscal 1993. Corrugated containers are generally produced to customer order for delivery from four to ten days after receipt of the order. As a result, the Company's backlog at any particular time generally does not exceed 3 percent of corrugated container sales.

In general, each converting facility has its own sales force which is responsible for marketing and distribution to local customers. A national account sales force handles converted product sales to large customers who utilize centralized purchasing for multiple locations. In total, the Company's sales force for converted products at September 30, 1995 consisted of approximately 135 salespersons. Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a centralized marketing and sales group.

The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $113.9 million, $45.7 million and $37.2 million in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. Export sales more than doubled in fiscal 1995 primarily as a result of higher selling prices for linerboard and exports of unbleached kraft paper, which was not exported in prior years.

Products

Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end users. Corrugated shipments of 12.3 billion square feet in fiscal 1995 were approximately 3 percent lower than the prior year. Shipments for fiscal 1994 include sales from two corrugated container plants that were subsequently sold or closed. Adjusting for the prior year shipments from these two plants, corrugated shipments increased approximately 1 percent in fiscal 1995. From fiscal 1993 to fiscal 1994, corrugated shipments increased approximately 7 percent. The increase was primarily due to the acquisition of a corrugated sheet feeder plant in March 1993.

Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. Production of containerboard increased slightly to a record 1,200,500 tons in fiscal 1995 from 1,194,900 tons in the prior year. The increase in production was achieved despite the temporary idling of the Company's Bogalusa, Louisiana and Antioch, California mills in the fourth quarter of fiscal 1995 to avoid a build up of inventories, which resulted in approximately 35,000 tons of "lost" production. In addition, extended down time at the Bogalusa mill in the first quarter of fiscal 1995 to install a new extended nip press resulted in approximately 10,000 tons of "lost" production. During fiscal 1994, the Company's production of containerboard increased approximately 4 percent from 1,151,900 tons in fiscal 1993. During fiscal 1995, fiscal 1994 and fiscal 1993, the Company's corrugated plants consumed the equivalent of approximately 78 percent, 82 percent and 80 percent, respectively, of the Company's containerboard production.

Multiwall Bags. The Company produces many varieties of medium to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments increased to a record 52,400 tons in fiscal 1995, an increase of approximately 2 percent from fiscal 1994. The Company's multiwall bag shipments increased to 51,500 tons in fiscal 1994, an increase of approximately 6 percent from 48,700 tons in fiscal 1993. The increase in multiwall bag shipments in fiscal 1994 was primarily the result of increases in market share in certain product lines.

Grocery Bags and Sacks. The Company produces grocery bags and sacks in a variety of sizes and sells them to wholesale and retail distributors for packaging their products. The Company shipped approximately 105,000 tons of grocery bags and sacks in fiscal 1995, a decrease of approximately 10 percent from 116,500 tons in the prior fiscal year. The decrease in shipments in fiscal 1995 was primarily the result of reduced demand for standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased. This decline was partially offset by increased shipments of Gaylord Handle-Bags R. The Company shipped approximately 116,500 tons of grocery bags and sacks in fiscal 1994, a decrease of approximately 9 percent versus shipments of 128,600 tons in the prior year. The decline in shipments in fiscal 1994 was primarily due to the consolidation of two grocery bag and sack plants and reduced demand for standard grocery sacks, partially offset by a significant increase in shipments of Gaylord Handle-Bags.

Unbleached Kraft Paper. The Company is a leading supplier of unbleached kraft paper to independent multiwall bag and grocery bag and sack converters. During fiscal 1995, the Company produced 263,900 tons of unbleached kraft paper compared with 250,700 tons and 241,100 tons in fiscal 1994 and fiscal 1993, respectively. In addition to its own production, the Company has agreed to purchase through 1999 approximately 35,000 tons per year of unbleached kraft paper from Riverwood International U.S.A., Inc. During fiscal 1995, fiscal 1994 and fiscal 1993, the Company's multiwall bag and grocery bag and sack plants consumed the equivalent of approximately 54 percent, 58 percent and 66 percent, respectively, of the Company's unbleached kraft paper production and purchase commitments.

Specialty Chemicals. The Company, through its independently operated, wholly owned subsidiary, Gaylord Chemical Corporation, utilizes a process stream from its Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a natural gas odorant, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, agrichemical and pharmaceutical industries. Management believes that Gaylord Chemical Corporation is the sole domestic producer of DMSO and estimates that Gaylord Chemical Corporation produces 35 to 40 percent of the world's supply of DMSO. Sales of these products for fiscal 1995, fiscal 1994 and fiscal 1993 were $16.7 million, $14.3 million and $14.9 million, respectively.

Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used with corrugated containers.

The Company operates a cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill. Pursuant to a long-term agreement, the Company sells to Pacific Gas & Electric Company, subject to certain adjustments, a specified amount of electricity produced by the cogeneration facility, which represented the cogeneration facility's anticipated excess capacity at the contract date. Electricity sales pursuant to this agreement were $6.6 million, $8.5 million, and $8.7 million in fiscal 1995, fiscal 1994 and fiscal 1993, respectively.

Raw Materials

The Bogalusa, Louisiana mill uses approximately 75 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper, of which approximately 40 to 45 percent was supplied by a division of Hanson Natural Resources Company (Hanson) in the last three fiscal years and the remainder was purchased on the open market. The Company has certain agreements through 2016 pursuant to which Hanson is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at prices based on independent market transactions and, through 1998, hog fuel (which consists of bark and other residual fiber from trees) at prices derived from prices of an alternative fuel. Recycled fiber accounts for the remainder of the mill's fiber requirements.

The Antioch, California mill uses 100 percent recycled fiber. Approximately 40 percent of the old corrugated containers (OCC) used as a source of recycled fiber at the Antioch mill are supplied under contracts with several suppliers. Contract prices are based on published industry prices, as defined. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide significant quantities of OCC at market prices. The remainder is purchased on the open market.

The Pine Bluff, Arkansas mill uses approximately 75 percent wood chips, of which approximately 23 percent, 25 percent and 33 percent were supplied by Weyerhaeuser Company (Weyerhaeuser) in fiscal 1995, fiscal 1994 and fiscal 1993, respectively, with the remainder generally purchased pursuant to annual contracts with a number of different chip suppliers in the area. The Company has negotiated a two year contract with Weyerhaeuser to provide significant quantities of wood chips at market prices. The contract term is effective until June 30, 1997, at which time it will be renegotiated. Recycled fiber accounts for the remainder of the mill's fiber requirements.

During fiscal 1995, the Company's performance was adversely affected by higher fiber costs, primarily due to significant increases in OCC prices, which more than tripled from January 1994 to May 1995. From their peak of $230 per ton in May 1995 the delivered cost of OCC has dropped to approximately $90 per ton in November 1995. The secondary fiber market, however, is difficult to predict, and there can be no assurance of the direction OCC prices will take in the future. In fiscal 1995, fiber represented approximately one-half of the Company's containerboard and unbleached kraft paper production costs and future increases in fiber prices would adversely affect the Company's profitability.

Energy

The Company's mills require significant amounts of steam and electricity in their operation. The Company has entered into long-term supply agreements with James River Corporation of Nevada and Hanson pursuant to which these companies provide hog fuel for the production of steam at the Bogalusa mill. In fiscal 1995, the Bogalusa mill produced all of its steam and generated approximately 66 percent of its electricity requirements. During the same period, the Antioch mill produced all of its steam and approximately 90 percent of its electricity. The Antioch mill has a contract to sell electricity from its cogeneration facility to a public utility through 2013. See "Products." Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility.

In fiscal 1995, energy costs accounted for approximately 7 percent of the Company's containerboard and unbleached kraft paper production costs and future increases in energy prices would adversely affect the Company's profitability.

Competition

Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital intensive with high barriers to entry because new facilities take at least two years to construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has fiber supply agreements described in "Raw Materials." Such agreements covered approximately 40 percent of the Company's pulpwood and wood chip requirements in fiscal 1995.

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

Environmental Matters

Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. The Company made capital expenditures for environmental purposes of approximately $5.5 million, $2.3 million and $1.9 million in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental regulations.

In December 1993, the Environmental Protection Agency (EPA) proposed regulations implementing portions of the Clean Air Act of 1990 and the Clean Water Act applicable to the pulp and paper industry known as the "cluster rules." The EPA has indicated that significant changes to the regulations will be considered prior to the adoption of the final regulations which are to be issued in 1996, with compliance required within three years from that date. The Company is evaluating the potential impact of the proposed rules on its operations and capital expenditures over the next several years. Preliminary estimates indicate that the Company could be required to make capital expenditures of approximately $3 million to $7 million per year between 1996 and 1998 to meet the requirements of the proposed rules. The ultimate financial impact of the regulations cannot be predicted with any reasonable certainty and will depend on several factors including the actual requirements imposed under the final rules, new developments in control process technology and inflation.

The Company is unable to predict the effect of additional environmental regulations that may be adopted in the future. The Company believes that it has the management and technical expertise to respond to anticipated future changes in environmental requirements.

On October 23, 1995, a rail tank car accident occurred at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned subsidiary of the Company. The accident resulted in the venting of nitrogen tetroxide, a raw material used by the plant to produce DMSO. Lawsuits seeking compensatory and punitive damages have been filed in both state and federal courts in Louisiana naming Gaylord Chemical Corporation, the Company, and certain of their respective officers and other unrelated corporate and individual defendants. The lawsuits, generally purported class actions, seek to allege claims based on, among other things, negligence, strict liability and violations of the federal Comprehensive Environmental Response, Compensation and Liability Act. The Company and its subsidiary are vigorously contesting the claims. The Company maintains insurance and has filed actions seeking a declaratory judgement of insurance coverage against its general liability and directors and officers liability insurance carriers. The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. See "Note 16 of Notes to Consolidated Financial Statements."

Employees

At September 30, 1995, the Company employed approximately 4,100 people. Approximately 66 percent of the Company's employees are hourly wage employees who are members of various labor unions. The Company's labor agreements covering its employees at its Pine Bluff, Bogalusa and Antioch mills expire in fiscal 1996, fiscal 2000 and fiscal 2001, respectively. In conjunction with the renegotiation of the Antioch mill's labor contract, certain hourly employees accepted an early retirement option, which was designed to reduce future labor costs. At September 30, 1995, labor contracts at seven of the Company's manufacturing facilities covering approximately 24 percent of the Company's union employees have expired, or are scheduled to expire, before the end of fiscal 1996. The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

Item 2. Properties

Manufacturing Properties

The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities:

                                                     Owned/
Plant                    Products                    Leased
Mills:
Antioch, California      Containerboard               Owned
Bogalusa, Louisiana      Containerboard and
                          unbleached kraft paper      Owned
Pine Bluff, Arkansas     Unbleached kraft paper       Owned

Corrugated Plants:
Antioch, California      Corrugated containers        Owned
Atlanta, Georgia         Corrugated containers        Owned
Bogalusa, Louisiana      Corrugated containers
                          and solid fibre             Owned
Carol Stream, Illinois   Corrugated containers        Owned
City of Industry,
 California              Corrugated sheets            Owned
Dallas, Texas            Corrugated containers       Leased
Gilroy, California       Corrugated containers       Leased
Greenville, South
 Carolina                Corrugated containers        Owned
Marion, Ohio             Corrugated containers        Owned
Newark, Delaware         Corrugated containers        Owned
Phoenix, Arizona         Corrugated containers        Owned
Raleigh, North Carolina  Corrugated containers        Owned
San Antonio, Texas       Corrugated containers       Leased
San Antonio, Texas       Corrugated sheets            Owned
St. Louis, Missouri      Corrugated containers        Owned
Sunnyvale, California    Corrugated sheets           Leased
Tampa, Florida           Corrugated containers       Leased

Bag Plants:
Alsip, Illinois          Grocery bags and sacks      Leased
Monroe, Louisiana        Grocery bags and sacks      Leased
Pine Bluff, Arkansas     Multiwall bags               Owned
Twinsburg, Ohio          Multiwall bags and
                          grocery sacks              Leased

Other Facilities:
Antioch, California      Electricity cogeneration     Owned
Bogalusa, Louisiana      Specialty chemicals          Owned
Livermore, California    Preprinted linerboard       Leased

The Bogalusa mill has five paper machines with the capacity to produce linerboard, corrugating medium and unbleached kraft paper. The mill uses softwood and hardwood pulp and recycled fiber from OCC and double lined kraft
(DLK) clippings. In fiscal 1995, fiscal 1994 and fiscal 1993, the mill produced an average of 2,642 tons per day (TPD, calculated on the basis of the number of days in the period), 2,630 TPD and 2,542 TPD, respectively, of containerboard and unbleached kraft paper.

The Antioch mill has one paper machine with the capacity to produce recycled linerboard and corrugating medium using 100 percent recycled fiber. The Antioch mill produced an average of 901 TPD, 894 TPD and 858 TPD of containerboard in fiscal 1995, fiscal 1994 and fiscal 1993, respectively.

The Pine Bluff mill has one paper machine with the capacity to produce unbleached kraft paper. The mill uses softwood pulp and recycled fiber from DLK. In fiscal 1995, fiscal 1994 and fiscal 1993 the mill produced an average of 480 TPD, 447 TPD and 427 TPD, respectively, of unbleached kraft paper.

The Company's corrugated container and corrugated sheet feeder plants shipped
12.3 billion square feet, 12.7 billion square feet and 11.9 billion square feet of corrugated products in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The Company's multiwall bag plants shipped 52,400 tons, 51,500 tons and 48,700 tons of multiwall bags in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The Company shipped 105,000 tons, 116,500 tons and 128,600 tons of grocery bags and sacks in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. See "Business - Products."

Other Properties

The Company leases its executive and general and administrative offices in Deerfield, Illinois. It also leases numerous warehouse facilities and sales offices.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 16 of Notes to Consolidated Financial Statements." The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

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

The amendment to the Company's Certificate of Incorporation to include a provision which increases the stockholder vote required for amendment of the by-laws of the Company and certain sections of the Certificate of Incorporation from a majority vote to a two-thirds vote of the outstanding shares of capital stock of the Company entitled to vote was approved by a vote of 82,623,034 for; 2,313,953 against; 9,704 withheld.

The amendment to the Company's Certificate of Incorporation to include a provision pursuant to which the Company will be governed by Section 203 of the General Corporation Law of the State of Delaware (DGCL) was approved by a vote of 82,568,309 for; 2,296,735 against; 81,647 withheld.

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

The amendment to the Company's Certificate of Incorporation to delete a provision no longer required following the Company's financial restructuring in fiscal 1992 was approved by a vote of 83,302,095 for; 1,631,384 against; 13,212 withheld.

The proposal to delete Article VIII from the Company's by-laws pursuant to which the Company had elected not to be governed by DGCL Section 203 was approved by a vote of 82,545,086 for; 2,320,242 against; 81,363 withheld.

Executive Officers of the Registrant

Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company from the date of its organization. In 1971, Mr. Pomerantz was named Vice President of Continental Can Company, Inc. and in January 1975 was named Vice President and General Manager of its Forest Products Brown Systems Operation. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., an Iowa corporation engaged primarily in real estate investment. From 1980 to 1982, he served as President of the Diversified Group of Navistar International Corporation, formerly International Harvester Corporation, a manufacturer of trucks, and Executive Vice President of Navistar. Currently, Mr. Pomerantz serves on the Board of Directors and the Executive Committee of the American Forest & Paper Association and as President of the Board of Regents for the state universities in Iowa. Mr. Pomerantz formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products.

Dale E. Stahl has served as President and Chief Operating Officer of the Company since August 1988. From March 1988 through August 1988, Mr. Stahl served as a Vice President of the Company. From March 1978 through March 1988, he was employed by Union Camp Corporation, an integrated paper packaging manufacturer, starting in sales and ultimately being promoted to Vice President-General Manager of the container division. He serves on the Board of Directors of AMCOL International Corporation.

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

Part II

Item 5. Market for Registrant's Common Stock, Warrants and Related Stockholder Matters

The Company had 682 and 28 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 30, 1995.

The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1995, all of the Company's 5,250,082 outstanding shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock) automatically converted into an equal number of shares of Class A Common Stock.

In June 1995, the Company redeemed 25 percent of its 31,845,533 outstanding Warrants, and subsequently, a portion of the remaining Warrants were exchanged pursuant to a Special Exercise on July 31, 1995. In the two transactions, a total of 13,836,754 Warrants were exchanged for an equal number of shares of Class A Common Stock. Each remaining Warrant is exercisable on or after July 31, 1996 for one share of Class A Common Stock subject to adjustment and unless redeemed or exchanged earlier by the Company. As of September 30, 1995, the Company had outstanding 54,077,527 shares of Class A Common Stock (including 18,008,701 shares held in trust for the benefit of the Warrant holders) and 18,008,701 Warrants. See "Note 12 of Notes to Consolidated Financial Statements." For changes in the Company's charter and by-law provisions see "Submission of Matters to a Vote of Security Holders."

Information with respect to quarterly high and low sales prices for the Class A Common Stock and Warrants for each quarterly period for fiscal 1995, fiscal 1994 and fiscal 1993 is contained in "Note 19 of Notes to Consolidated Financial Statements."

The Company neither declared nor paid any dividends on either its Class A Common Stock or Class B Common Stock during fiscal 1995, fiscal 1994 and fiscal 1993. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock (Restricted Payments) is limited under the terms of its debt agreements. At September 30, 1995, the Company was prohibited from making Restricted Payments, except in certain limited circumstances. See "Note 9 of Notes to Consolidated Financial Statements."

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data for the Company. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                               Year Ended September 30, (1)
                                     --------------------------------------------------
In millions, except per share data       1995      1994      1993      1992      1991
Income Statement Data:
Net sales                            $1,051.4   $ 784.4   $ 733.5   $ 722.8   $ 723.8
Cost of goods sold                      755.0     691.4     652.1     608.4     630.6
                                      -------     -----     -----     -----     -----
Gross margin                            296.4      93.0      81.4     114.4      93.2
Selling and administrative costs (2)    (95.5)    (81.0)    (73.8)    (77.0)    (69.6)
Non-recurring operating charges (2)(3)   (5.4)    (15.5)     (9.9)    (58.9)   (135.1)
                                      -------     -----     -----     -----     -----
Operating earnings (loss)               195.5      (3.5)     (2.3)    (21.5)   (111.5)
Interest expense - net                  (86.1)    (80.3)    (68.2)   (110.8)   (107.0)
Other income (expense) - net              0.6      (0.2)      0.5      (0.2)     (1.0)
                                      -------     -----     -----     -----     -----
Income (loss) before income taxes       110.0     (84.0)    (70.0)   (132.5)   (219.5)
Income tax benefit (4)                   24.2       -         -         -        39.2
                                      -------     -----     -----     -----     -----
Income (loss) before extraordinary
  item and accounting change            134.2     (84.0)    (70.0)   (132.5)   (180.3)
Extraordinary gain (5)                    -         -       201.5       -         -
Accounting change (6)                     -         -        (1.3)      -         -
                                      -------     -----     -----     -----     -----
Net income (loss)                    $  134.2   $ (84.0)  $ 130.2   $(132.5)  $(180.3)
                                      =======     =====     =====     =====     =====

Earnings per common and
  common equivalent share:
  Income (loss) before extraordinary
     item and accounting change      $   2.44   $ (1.57)  $(1.40)   $ (8.54)  $(11.68)
  Extraordinary gain (5)                  -         -       4.04        -         -
  Accounting change (6)                   -         -      (0.03)       -         -
                                      -------     -----    -----      -----     -----
  Net income (loss)                  $   2.44   $ (1.57)  $ 2.61    $ (8.54)  $(11.68)
                                      =======     =====    =====      =====     =====
Weighted average common and
  common equivalent shares
  outstanding (7)                        55.1      53.6     49.8       15.5      15.4
                                      =======     =====    =====      =====     =====

                                                       September 30,
                                   ----------------------------------------------------
In millions                              1995      1994     1993       1992      1991
Balance Sheet Data:
Current assets                       $  306.3   $ 206.7  $ 199.4    $ 229.7   $ 205.5
Property - net                          640.0     592.9    611.1      637.5     669.8
Other assets                             41.7      43.5     49.6       34.5      90.4
                                      -------     -----    -----      -----     -----
Total assets                         $  988.0   $ 843.1  $ 860.1    $ 901.7   $ 965.7
                                      =======     =====    =====      =====     =====


Current liabilities (8)              $  149.9   $ 135.1     99.5    $  98.7   $ 931.0
Pre-petition liabilities
  subject to compromise (9)               -         -        -        907.1       -
Long-term debt (less
current maturities)                     671.5     696.8    670.1       28.5      29.7
Other long-term liabilities and
  deferred income taxes                  53.4      35.0     36.9       23.1      28.0
                                      -------     -----    -----    -------     -----
Total liabilities                       874.8     866.9    806.5    1,057.4     988.7
Stockholders  equity (deficit)          113.2     (23.8)    53.6     (155.7)    (23.0)
                                      -------     -----    -----    -------     -----
Total liabilities and
  stockholders  equity (deficit)     $  988.0   $ 843.1  $ 860.1   $  901.7   $ 965.7
                                      =======     =====    =====    =======     =====

(1) The Company operates on a 52/53 week fiscal year. Fiscal 1991 through fiscal 1995 were 52-week years.

(2) The Company recognized fees and expenses in connection with a debt restructuring during fiscal 1993, fiscal 1992 and fiscal 1991 of $7.8 million, $21.0 million (including approximately $4.0 million of employee retention costs which were classified as "Selling and administrative costs") and $9.9 million, respectively. See "Note 2 of Notes to Consolidated Financial Statements."

(3) In fiscal 1995, the Company recorded a $5.4 million charge against operating earnings for costs associated with an optional early retirement program.

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

In fiscal 1991, the Company recorded a non-cash pre-tax charge of $125.2 million primarily consisting of the write-down of the Antioch, California virgin fiber mill's fixed assets to their then estimated recovery value net of estimated carrying costs. The Company recorded a non-cash pre-tax charge in fiscal 1992 of $32.9 million primarily consisting of an asset write-down, a provision for future demolition costs, costs of asbestos removal and estimated carrying costs pending disposition of the virgin fiber mill.

In fiscal 1992, the Company recorded a pre-tax charge of approximately $9.0 million for the cost of acquiring the remaining ownership interest in Gaylord Bag Partnership and Bay Sheets, Inc.

(4) In fiscal 1995, the Company recorded a $24.2 million income tax benefit primarily due to the recognition of tax benefits about which substantial doubt as to their realization had previously existed. See "Note 8 of Notes to Consolidated Financial Statements."

(5) In fiscal 1993, the Company recorded an extraordinary gain of $201.5 million, net of $1.2 million of income taxes, as a result of the forgiveness of debt pursuant to the terms of the Prepackaged Plan. See "Note 3 of Notes to Consolidated Financial Statements."

(6) The Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS No. 106), on October 1, 1992. As a result, the Company recorded a charge to earnings of $1.3 million for the effect of an "Accounting Change" in fiscal 1993 related to the immediate recognition of its accumulated benefit obligation pursuant to the provisions of FAS No. 106. See "Note 15 of Notes to Consolidated Financial Statements."

(7) In November 1992, pursuant to the terms of the Prepackaged Plan, the Company issued 6 million shares of Class A Common Stock and approximately 31.8 million Warrants to obtain one share of Class A Common Stock per Warrant. See "Notes 3 and 12 of Notes to Consolidated Financial Statements."

(8) The Company's failure to pay interest on its subordinated debt in fiscal 1991 and fiscal 1992 was an event of default under the subordinated debt indentures and under the Company's prior bank credit agreement, and its failure to pay principal when due under its prior bank credit agreement was an event of default under the Company's Export-Import Bank facility agreement. As a result, the Company's subordinated notes ($580.4 million) and all amounts outstanding under the bank credit agreement ($201.5 million) were subject to acceleration and at September 30, 1991 were classified as Current liabilities. In addition, at September 30, 1992 and 1991 amounts outstanding under the Company's Export-Import Bank facility ($11.7 million and $13.8 million, respectively) could have been subject to acceleration and were classified as "Current liabilities."

(9) As a result of the consummation of the Prepackaged Plan, the Company's subordinated notes ($582.8 million aggregate principal amount plus $134.5 million accrued but unpaid interest less $11.4 million of related deferred financing costs) and all amounts outstanding under the bank credit agreement ($201.2 million) were subject to compromise and at September 30, 1992 were classified as "Pre-petition liabilities subject to compromise." See "Notes 3 and 9 of Notes to Consolidated Financial Statements."

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

From the fall of 1989 and through the fall of 1993, published linerboard and grocery sack paper transaction prices declined approximately 27 percent and 34 percent, respectively. Published prices for linerboard and grocery sack paper recovered significantly throughout fiscal 1994 and fiscal 1995, increasing approximately 80 percent and 84 percent, respectively, reaching record highs. With increases in industry containerboard capacity and softening demand for corrugated containers resulting in rising inventories, November 1995 published industry linerboard prices had declined approximately 6 percent from September 1995.

Results of Operations

Year Ended September 30, 1995 (Fiscal 1995) Compared With Year Ended September 30, 1994 (Fiscal 1994).

Net sales for Fiscal 1995 were a record $1,051.4 million, an increase of approximately 34 percent compared with net sales of $784.4 million for Fiscal 1994. Operating earnings for Fiscal 1995 were a record $195.5 million compared with an operating loss of $3.5 million for Fiscal 1994 after $5.4 million and $15.5 million of non-recurring operating charges in Fiscal 1995 and Fiscal 1994, respectively. Net income was a record $134.2 million, or $2.44 per share, including a $24.2 million income tax benefit, versus a net loss in Fiscal 1994 of $84.0 million, or $1.57 per share.

Sales and earnings in Fiscal 1995 benefited from a series of product price increases resulting in significantly higher average selling prices for the Company's products compared with Fiscal 1994. Higher average selling prices increased operating earnings by approximately $279 million versus the prior fiscal year. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 43 percent, 84 percent and 30 percent, respectively, in Fiscal 1995 compared with Fiscal 1994. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags increased approximately 41 percent, 72 percent and 8 percent, respectively, in Fiscal 1995 versus the prior year.

Sales and earnings for Fiscal 1995 also benefited from record mill production. The increase in production was achieved despite the temporary idling of the Bogalusa, Louisiana and Antioch, California mills in the fourth quarter of Fiscal 1995 to avoid a build-up of inventories, which resulted in approximately 35,000 tons of "lost" production. In addition, extended down time at the Bogalusa mill in the first quarter of Fiscal 1995 to install a new extended nip press resulted in approximately 10,000 tons of "lost" production. Increased volume had a positive effect on operating earnings of approximately $6 million. The volume variance includes the benefit of fixed costs eliminated with the sale or closure of two corrugated container plants in Fiscal 1994, net of incremental fixed operating costs associated with capital investments to expand capacity in the Company's converting operations. Total mill production increased approximately 1 percent in Fiscal 1995 compared with the prior year. In Fiscal 1995, production of linerboard increased slightly to 3,298 TPD from 3,282 TPD while production of unbleached kraft paper increased approximately 5 percent to 725 TPD from 689 TPD in the prior year.

Corrugated shipments of 12.3 billion square feet for Fiscal 1995 were approximately 3 percent lower than Fiscal 1994; however, shipments for Fiscal 1994 include production from two corrugated container plants that were subsequently sold or closed. Adjusting for the prior-year shipments from these two plants, corrugated shipments increased approximately 1 percent year over year. Multiwall bag shipments of 52,400 tons in Fiscal 1995 were approximately 2 percent higher than the prior year. Grocery bag and sack shipments were 105,000 tons, a decrease of approximately 10 percent versus shipments of 116,500 tons in Fiscal 1994. The decline in shipments in Fiscal 1995 was primarily due to reduced demand for standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased, partially offset by increased shipments of Gaylord Handle-Bags.

Gross margin as a percentage of net sales for Fiscal 1995 increased to 28.2 percent from 11.9 percent in the prior year. The margin improvement, primarily due to significantly higher average selling prices for the Company's products, was partially offset by increased fiber costs (primarily the cost of OCC) which adversely affected operating earnings by approximately $65 million. Year over year, average OCC prices increased approximately 78 percent in Fiscal 1995. In addition, operating earnings were adversely affected by a $5.4 million non-recurring charge for costs associated with an early retirement option accepted by certain hourly employees at the Antioch mill, to reduce future labor costs, higher labor costs for incentive programs tied to improved profitability (approximately $7 million) and general inflation of other manufacturing costs.

Selling and administrative costs for Fiscal 1995 were $14.5 million higher than Fiscal 1994. The increase is primarily the result of higher incentive compensation costs related to improved profitability.

Net interest expense increased to $86.1 million in Fiscal 1995 from $80.3 million in Fiscal 1994. The increase was primarily due to higher accretion of the discount on subordinated debt of $5.4 million.

In the fourth quarter of Fiscal 1995, the Company recorded a $28.0 million income tax benefit due to the recognition of tax benefits about which substantial doubt as to their realization had previously existed. In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its earnings for Fiscal 1995. The Company recorded a current tax provision of $3.8 million in Fiscal 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of AMT income.

Year Ended September 30, 1994 (Fiscal 1994) Compared With Year Ended September 30, 1993 (Fiscal 1993).

Net sales for Fiscal 1994 were $784.4 million, an increase of approximately 7 percent compared with net sales of $733.5 million for Fiscal 1993. The operating loss for Fiscal 1994 was $3.5 million compared with an operating loss of $2.3 million for Fiscal 1993 after $15.5 million and $9.9 million of non-recurring operating charges in Fiscal 1994 and Fiscal 1993, respectively.

The net loss in Fiscal 1994 was $84.0 million, or $1.57 per share, versus net income of $130.2 million, or $2.61 per share, after recording an extraordinary gain of $201.5 million, or $4.04 per share, for the forgiveness of debt, in Fiscal 1993. Net income in Fiscal 1993 was reduced by a charge of $1.3 million, or $0.03 per share, for an "Accounting Change" as a result of the Company's adoption of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS No. 106). The earnings per share amounts were calculated based on 53.6 million weighted average shares and
49.8 million weighted average shares outstanding for Fiscal 1994 and Fiscal 1993, respectively. The increase in weighted average shares was primarily due to the additional shares issued upon consummation of the Prepackaged Plan being outstanding for a full year in Fiscal 1994.

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

Sales and earnings for Fiscal 1994 also benefited from higher mill production and corrugated product and multiwall bag shipments. Increased volume had a positive effect on operating earnings of approximately $17 million. Production of linerboard increased approximately 4 percent to 3,282 TPD from 3,165 TPD and unbleached kraft paper production increased approximately 4 percent to 689 TPD in Fiscal 1994 from 662 TPD in the prior year.

Corrugated shipments of 12.7 billion square feet for Fiscal 1994 were approximately 7 percent higher than Fiscal 1993. The majority of the increase in the Company's corrugated shipments was attributable to the acquisition of a corrugated sheet feeder plant in March 1993. Multiwall bag shipments of 51,500 tons in Fiscal 1994 were approximately 6 percent higher than the prior year primarily as a result of increases in market share in certain product lines. Grocery bag and sack shipments were 116,500 tons, a decrease of approximately 9 percent versus shipments of 128,600 tons in Fiscal 1993. The decline in shipments in Fiscal 1994 is primarily as a result of the consolidation of two grocery bag and sack plants, partially offset by significant increases in shipments of Gaylord Handle-Bags.

Gross margin as a percentage of net sales for Fiscal 1994 increased to 11.9 percent from 11.1 percent in the prior year. The margin improvement was due to higher average selling prices, partially offset by increased fiber costs (approximately $30 million) primarily for OCC. Year over year, fiber costs increased approximately 29 percent in Fiscal 1994. Further, operating earnings were adversely affected by higher mill energy costs (approximately $3 million) due to increased prices, increased maintenance and supplies costs (approximately $2 million) and general inflation of other manufacturing costs.

Selling and administrative costs for Fiscal 1994 were $7.2 million higher than Fiscal 1993. The increase is primarily the result of higher incentive compensation costs and the cost of enhanced marketing efforts related to increased sales volume.

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

Net interest expense increased to $80.3 million in Fiscal 1994 from $68.2 million in Fiscal 1993. The increase was primarily due to the Company's debt refinancing in the third quarter of Fiscal 1993 which resulted in higher average debt levels and higher weighted average interest rates. Non-cash interest expense increased to $41.3 million in Fiscal 1994 from $15.9 million in Fiscal 1993, primarily due to accretion of subordinated debt issued in May 1993.

Liquidity and Capital Resources

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash provided by operations for Fiscal 1995 was $194.2 million compared with $29.7 million for the prior year. The favorable comparison to Fiscal 1994 was due to significantly higher selling prices for the Company's products.

Capital expenditures of $58.9 million in Fiscal 1995 increased $18.5 million from Fiscal 1994. In addition to the $58.9 million of capital spending, the Company acquired $45.1 million of equipment financed by capital leases and debt obligations secured by the assets acquired. In Fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested in its paper mills. In Fiscal 1995, as part of the capital plan, the Company opened one new converting plant and relocated and expanded three converting plants. The Company has the ability to adjust the timing of certain capital projects depending upon industry conditions. The Company plans to finance the remainder of the five-year capital plan with cash provided by operations, debt obligations secured by the assets acquired, or borrowings under its revolving credit facilities.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. In Fiscal 1995, the Company incurred approximately $2.0 million of costs to maintain the East Mill, which was partially offset by the sale of scrap. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At September 30, 1995, balance sheet accruals for demolition and asbestos removal were approximately $5.2 million and $15.3 million, respectively, and the net book value of the East Mill was $1.4 million.

In Fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with the closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. In Fiscal 1995, the Company charged approximately $8.3 million of costs associated with the Fiscal 1994 non-recurring operating charges to balance sheet accruals. At September 30, 1995, the Company had balance sheet accruals for such costs of $3.4 million. In addition, the Company has remaining balance sheet accruals of approximately $1.0 million for non-recurring operating charges (primarily lease termination costs) recognized in previous years and anticipates incurring such costs ratably over the next two years.

Liquidity

At September 30, 1995, the Company had cash and equivalents of $32.5 million, an increase of $15.1 million from September 30, 1994 as cash provided by operations exceeded cash used for investments and financing. Total debt decreased by $24.2 million from $711.3 million at September 30, 1994 to $687.1 million at September 30, 1995. The decrease in total debt was primarily due to senior debt repayments of $115.7 million, $87.5 million of which were prepayments of the term-loan portion of the Company's bank credit agreement, repaying the loan in its entirety. This was partially offset by accretion of the discount on subordinated debt and new capital leases and secured financing associated with the capital plan described above.

On June 30, 1995, the Company amended and restated its bank credit agreement. The amendment increased the revolving credit facility from $66 million to $175 million, extended the maturity of the revolving credit facility to June 30, 2000 and permitted open market purchases or redemptions of up to $100 million of the Company's publicly traded debt securities. At September 30, 1995, the Company had no amounts outstanding and approximately $237 million of credit available under the revolving portions of its credit agreements. At October 29, 1995, the Company had $10.5 million outstanding and approximately $226 million of credit available under the revolving portions of its credit agreements. See "Note 9 to Notes to Consolidated Financial Statements."

Subsequent to Fiscal 1995, the Company repurchased $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, approximately $1.4 million of deferred financing fees will be written off. These transactions will result in an extraordinary loss of $2.6 million (including the write-off of deferred financing fees) in the first quarter of fiscal 1996. The Company has made debt reduction a priority and will continue to evaluate the advisability of using future excess cash flow to reduce debt.

During Fiscal 1995, the Company implemented price increases totaling $140 per ton for linerboard and unbleached kraft paper and corresponding price increases for converted products. With increases in containerboard capacity and softening demand for corrugated containers resulting in rising industry inventories, November 1995 published industry prices had declined approximately $30 per ton, or 6 percent from September 1995. The effect of higher product prices has been partially offset by increased fiber costs, particularly the price of OCC, which more than tripled from January 1994 to May 1995. From a peak of $230 per ton in May 1995, the delivered cost of OCC has dropped to approximately $90 per ton in November 1995. The secondary fiber market, however, is difficult to predict, and there can be no assurance of the direction OCC prices will take in the future.

Based upon November 1995 product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months.

Pending Accounting Standard

Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123), which encourages entities to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans, was issued in October 1995. FAS No. 123 allows an entity to continue the application of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," however, pro forma footnote disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required.

The Company will be required to adopt FAS No. 123 in fiscal 1996. The Company has not decided whether it will adopt the fair value based method of accounting for compensation costs of employee stock compensation plans or the footnote disclosure requirements prescribed by FAS No. 123. Therefore, the Company is unable to predict the impact the adoption of FAS No. 123 will have on its financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
                                                               Page
--------------------------------------------------------------------
Independent Auditors' Report                                    17

Consolidated Balance Sheets at September 30, 1995 and 1994      18

Consolidated Statements of Operations for the Years
Ended September 30, 1995, 1994 and 1993                         19

Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1995, 1994 and 1993                         20

Consolidated Statements of Cash Flows for the Years
Ended September 30, 1995, 1994 and 1993                         21

Notes to Consolidated Financial Statements                      22

Independent Auditors' Report



Gaylord Container Corporation:

We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) at September 30, 1995 and 1994 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 1995, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Chicago, Illinois
November 1, 1995

Consolidated Balance Sheets

GAYLORD CONTAINER CORPORATION AND
SUBSIDIARIES

                                                  September 30, 1995 and 1994
In millions
                                                            1995       1994
                                                           ------     ------
Assets
Current assets:
  Cash and equivalents                                    $ 32.5     $ 17.4
  Trade receivables (less allowances of $6.5
   million and $3.7 million, respectively) (Note 9)        140.0      121.8
  Inventories (Note 5)                                      73.1       59.6
  Prepaid expenses                                           2.8        3.1
  Deferred income taxes (Note 8)                            49.6        -
  Other                                                      8.3        4.8
                                                           -----      -----
    Total current assets                                   306.3      206.7
Property - net (Notes 6 and 14)                            640.0      592.9
Other assets:
  Deferred charges (Note 7)                                 24.0       28.1
  Other (Note 9)                                            17.7       15.4
                                                           -----      -----
      Total                                               $988.0    $ 843.1
                                                           =====      =====
Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt (Note 9)           $ 15.6    $  14.5
  Trade payables                                            51.7       58.6
  Accrued interest payable                                   9.7       10.4
  Accrued and other liabilities (Note 10)                   72.9       51.6
                                                           -----      -----
    Total current liabilities                              149.9      135.1
                                                           -----      -----
Long-term debt (Note 9)                                    671.5      696.8
Other long-term liabilities (Note 10)                       27.5       30.7
Deferred income taxes (Note 8)                              25.9        4.3
Commitments and contingencies (Note 16)                      -          -
Stockholders' equity (deficit) (Notes 11, 12 and 13):
  Class A common stock                                       -          -
  Class B common stock                                       -          -
  Capital in excess of par value                           172.6      170.5
  Retained deficit (Note 9)                                (54.7)    (188.9)
  Common stock in treasury - at cost                        (0.4)      (0.8)
  Recognition of minimum pension liability (Note 15)        (4.3)      (4.6)
                                                           -----      -----
    Total stockholders' equity (deficit)                   113.2      (23.8)
                                                           -----      -----
      Total                                               $988.0     $843.1
                                                           =====      =====

See notes to consolidated financial statements.

Consolidated Statements of Operations

GAYLORD CONTAINER CORPORATION AND
SUBSIDIARIES

                         For the years ended September 30, 1995, 1994 and 1993
In millions except per share data
                                                    1995       1994       1993
                                                  --------   --------   --------
Net sales                                         $1,051.4    $ 784.4    $ 733.5
Cost of goods sold                                   755.0      691.4      652.1
                                                   -------      -----      -----
   Gross margin                                      296.4       93.0       81.4
Selling and administrative costs                     (95.5)     (81.0)     (73.8)
Non-recurring operating charges (Note 2)              (5.4)     (15.5)      (9.9)
                                                   -------      -----      -----
   Operating earnings (loss)                         195.5       (3.5)      (2.3)
Interest expense - net (Note 9)                      (86.1)     (80.3)     (68.2)
Other income (expense) - net                           0.6       (0.2)       0.5
                                                   -------      -----      -----
   Income (loss) before income taxes                 110.0      (84.0)     (70.0)
Income tax benefit (Note 8)                           24.2        -          -
                                                   -------      -----      -----
   Income (loss) before extraordinary
    item and accounting change                       134.2      (84.0)     (70.0)
Extraordinary gain (Note 3)                            -          -        201.5
Accounting change (Note 1)                             -          -         (1.3)
                                                   -------      -----      -----
   Net income (loss)                              $  134.2     $(84.0)    $130.2
                                                   =======      =====      =====
Earnings per common and common equivalent share:
   Income (loss) before extraordinary
    item and accounting change                    $   2.44     $(1.57)    $(1.40)
   Extraordinary gain (Note 3)                         -          -         4.04
   Accounting change (Note 1)                          -          -        (0.03)
                                                   -------      -----      -----
   Net income (loss)                              $   2.44     $(1.57)    $ 2.61
                                                   =======      =====      =====
Average number of common and common
 equivalent shares outstanding                        55.1       53.6       49.8
                                                   =======     ======      =====

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Gaylord Container Corporation and Subsidiaries

                          For the years ended September 30, 1995, 1994 and 1993



                                                                                                                    Total
                             -------------Common stock----------- Capital in  Retained                       Minimum  stockholders'
                             -----Class A-----  -----Class B-----  excess of  earnings   --Treasury stock-   pension     equity
                             Shares    Dollars  Shares    Dollars  par value  (deficit)   Shares   Dollars liability    (deficit)
                             ------    -------  ------    -------  ---------  --------   --------  ------- ---------  ------------
Balance at
 September 30, 1992       9,622,664     $0.1 5,983,809      $0.1    $ 80.9    $(235.1)    85,700   $(0.8)    $(0.9)    $(155.7)
  Net income                   -          -       -          -         -        130.2       -         -         -        130.2
  Debt restructuring
   (Note 3)              37,845,543     (0.1)     -         (0.1)     88.2        -         -         -         -         88.0
  Restricted stock - net     10,200       -       -          -         -          -         -         -         -           -
  Recognition of minimum
   pension liability           -          -       -          -         -          -         -         -       (9.2)       (9.2)
  Other                      32,382       -    (32,382)      -         0.3        -         -         -         -          0.3
                         ----------     ---- ---------      ----      ----      -----     ------    ----      ----       -----

Balance at
 September 30, 1993      47,510,789       -  5,951,427       -       169.4     (104.9)    85,700    (0.8)    (10.1)       53.6
  Net loss                     -          -       -          -         -        (84.0)      -         -         -        (84.0)
  Options exercised         124,416       -       -          -         0.7        -         -         -         -          0.7
  Restricted stock - net    190,500       -       -          -         -          -         -         -         -           -
  Reversal of minimum
   pension liability           -          -       -          -         -          -         -         -        5.5         5.5
  Other                     685,154       -   (685,154)      -         0.4        -       (2,722)     -         -          0.4
                         ----------     ---- ---------      ----     -----      -----     ------    ----      ----        ----
Balance at
 September 30, 1994      48,510,859       -  5,266,273       -       170.5     (188.9)    82,978    (0.8)     (4.6)      (23.8)
  Net income                   -          -       -          -         -        134.2       -         -         -        134.2
  Options exercised         306,648       -       -          -         1.5        -         -         -         -          1.5
  Mandatory conversion
   of Class B Common
   Stock (Note 12)        5,250,082       - (5,250,082)      -         -          -         -         -         -           -
  Restricted stock - net     40,750       -       -          -         -          -         -         -         -           -
  Reversal of minimum
   pension liability           -          -       -          -         -          -         -         -        0.3         0.3
  Other (Note 12)            16,191       -    (16,191)      -         0.6        -      (35,975)    0.4        -          1.0
                         ----------     ---- ---------     ----      -----      -----     ------    ----      ----       -----
Balance at
 September 30, 1995      54,124,530    $  -       -       $  -      $172.6    $ (54.7)    47,003   $(0.4)    $(4.3)     $113.2
                         ==========     ==== =========     ====      =====      =====     ======    ====      ====       =====

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Gaylord Container Corporation and Subsidiaries
                           For the years ended September 30, 1995, 1994 and 1993

In millions                                          1995        1994       1993
                                                   --------    -------    --------
Cash Flows From Operations:
Income (loss) before extraordinary
 item and accounting change                        $134.2      $(84.0)    $(70.0)
Adjustments to reconcile income
 (loss) to net cash provided by operations:
  Depreciation and amortization                      64.8        61.2       61.1
  Non-cash interest expense                          46.7        41.3       15.9
  Deferred income taxes                             (28.0)        -          -
  Early retirement charge                             5.4         -          -
  Asset write-down                                    -          13.4        2.1
  Loss (gain) on asset dispositions                   0.2         2.1       (0.6)
  Acquisition restructuring expenditures             (1.0)       (2.9)      (2.5)
  Change in current assets and
   liabilities, excluding
   acquisitions and dispositions:
    Receivables                                     (18.2)      (18.6)       0.2
    Inventories                                     (13.5)        1.6       (4.8)
    Prepaid expenses and other current assets        (3.2)       (0.6)      (0.7)
    Accounts payable and other
     accrued liabilities                              8.2        15.6       11.1
  Other - net                                        (1.4)        0.6        1.2
                                                    -----       -----      -----
Net cash provided by operations                     194.2        29.7       13.0
                                                    -----       -----      -----
Cash Flows From Investments:
  Capital expenditures                              (58.9)      (40.4)     (23.7)
  Capitalized interest                               (2.3)       (0.9)      (0.5)
  Proceeds from asset sales                           3.5         4.5        0.4
  Acquisitions                                        -           -         (5.9)
  Other investments - net                            (3.6)        1.9        0.4
                                                    -----       -----      -----
Net cash used for investments                       (61.3)      (34.9)     (29.3)
                                                    -----       -----      -----
Cash Flows From Financing:
  Issuance of senior notes (Note 9)                   -           -        225.0
  Issuance of subordinated debentures (Note 9)        -           -        300.0
  Refinancing - debt redeemed (Note 9)                -           -       (460.5)
  Restructuring closing (Note 3)                      -           -        (53.1)
  Senior debt repayments                           (115.7)       (5.4)     (13.8)
  Debt issuance costs                                (3.4)        -        (21.3)
  Other financing - net                               1.3         0.4        3.1
                                                    -----       -----      -----
Net cash used for financing                        (117.8)       (5.0)     (20.6)
                                                    -----       -----      -----
Net increase (decrease) in cash and equivalents      15.1       (10.2)     (36.9)
Cash and equivalents, beginning of year              17.4        27.6       64.5
                                                    -----       -----      -----
Cash and equivalents, end of year                 $  32.5      $ 17.4    $  27.6
                                                    =====       =====      =====

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Gaylord Container Corporation and Subsidiaries

1. General/Summary of Significant Accounting Policies

General - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall bags, grocery bags and sacks and specialty chemicals. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper which is converted by the Company into bags and sacks for sale to a wide range of industries or sold to independent converters.

The Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, 14 corrugated container plants, three sheet feeder plants, two multiwall bag plants, two grocery bag and sack plants, a specialty chemicals facility, a preprint and graphics center and a cogeneration facility.

Summary of Significant Accounting Policies - The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below:

Basis of Consolidation - The consolidated financial statements at September 30, 1995 and 1994 and for the years ended September 30, 1995 (Fiscal 1995), September 30, 1994 (Fiscal 1994) and September 30, 1993 (Fiscal 1993) include all of the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53 week fiscal year. Fiscal 1995, Fiscal 1994 and Fiscal 1993 are 52-week fiscal years. Certain amounts for Fiscal 1994 and Fiscal 1993 have been reclassified to conform with the current-year presentation.

Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the statement of operations. These shipments are accounted for in the same manner as intercompany transactions and are eliminated in the statement of operations.

Cash and Equivalents - The Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and commercial paper, with an original maturity of three months or less, to be cash equivalents.

Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.

Property is stated at cost, including interest expense capitalized during construction periods. Maintenance and repairs are charged to expense as incurred.

Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and three to 20 years for machinery and equipment.

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

Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS No. 109), which was adopted effective October 1, 1992 (see Note 8). There was no cumulative impact on the Company's effective tax rate from the adoption of FAS No. 109 due to the Company's previous adoption of Financial Accounting Standard No. 96, "Accounting for Income Taxes."

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

Net Income per Common and Common Equivalent Share is based on the weighted average number of common shares outstanding during the period plus the weighted average number of common shares issuable upon exercise of outstanding stock options (see Note 13) for which the market price of the related stock exceeds the exercise price of the option, less shares which could have been purchased with the assumed proceeds from the sale of such stock (treasury stock method).

2. Non-Recurring Operating Charges

In the fourth quarter of Fiscal 1995, the Company recorded a $5.4 million non-recurring charge for costs associated with an early retirement option accepted by certain hourly employees at the Antioch, California mill, to reduce future labor costs. In Fiscal 1994, the Company recorded non-recurring operating charges of $15.5 million for asset write-downs and other costs associated with the relocation, closure or sale of certain converting facilities. In Fiscal 1993, the Company incurred $9.9 million of non-recurring operating charges for debt restructuring costs and costs associated with the consolidation of two grocery bag plants.

3. Extraordinary Gain

In September 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. In November 1992, the Company consummated the Prepackaged Plan and emerged from bankruptcy.

The Company accounted for the consummation of the Prepackaged Plan in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Accounting by Entities in Reorganization Under the Bankruptcy Code." The Company exchanged all of its then outstanding subordinated debt for newly issued 13-1/2% Senior Subordinated Debentures Due 2003 and 10-1/4% Senior Subordinated PIK Notes Due 2001 (collectively, the Senior Subordinated Notes), shares of Class A Common Stock (as defined herein) and redeemable exchangeable warrants (the Warrants), which resulted in a forgiveness of debt. The forgiveness of debt resulted in an extraordinary gain of $201.5 million, net of $1.2 million of income taxes. The deferred tax provision was recorded at less than the statutory tax rate due to the recognition of deferred tax benefits which the Company was previously unable to utilize due to limitations on its ability to carryforward tax losses sustained in prior years. A provision of $1.2 million for certain state income taxes was required due to limitations on the use of such net operating loss carryforwards. The Senior Subordinated Notes were redeemed in a refinancing in May 1993 (see
Note 9).

4. Investment in Affiliates

The Company owns a 50 percent interest in Gaylord Central National, Inc. (GCN), a joint venture corporation formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard and unbleached kraft paper. Product sales to GCN during Fiscal 1995, Fiscal 1994 and Fiscal 1993 were approximately $62.0 million, $16.6 million and $12.7 million, respectively. The increase in product sales to GCN in Fiscal 1995 was primarily the result of higher selling prices for linerboard and exports of unbleached kraft paper, which was not exported in prior years.

In Fiscal 1995, the Company purchased a 50 percent ownership interest in La Presa Container, Inc. (OCC-Baja). The joint venture corporation produces corrugated containers in Mexico. Product sales to OCC-Baja during Fiscal 1995 were approximately $4.1 million.

5. Inventories

Inventories consist of:
                                                 September 30,
                                               ----------------
In millions                                      1995    1994
                                               -------  -------
Finished products                              $ 17.4  $ 13.0
In process                                       34.8    38.7
Raw materials                                    15.1     8.6
Supplies                                         15.8     9.6
                                              ------- -------
                                                 83.1    69.9
LIFO valuation adjustment                       (10.0)  (10.3)
                                              ------- -------
 Total                                         $ 73.1  $ 59.6
                                               ======  ======

As a result of a LIFO inventory liquidation in Fiscal 1994, the Company's "Cost of Goods Sold" in Fiscal 1994 was approximately $0.2 million less than it would have been had a liquidation not occurred.

6. Property - Net

Property consists of:
                                                 September 30,
                                              ----------------
In millions                                     1995     1994
                                              -------   ------
Land                                           $ 15.4  $  15.1
Buildings and improvements                      121.5    117.3
Machinery and equipment                         841.8    753.4
Construction-in-progress                         35.2     31.6
                                              -------  -------
                                              1,013.9    917.4
Accumulated depreciation                       (373.9)  (324.5)
                                              -------  -------
 Total                                         $640.0  $ 592.9
                                               ======   ======

7. Deferred Charges

Deferred charges consist of:
                                                September 30,
                                             ------------------
In millions                                     1995     1994
                                             --------- --------
Deferred financing costs                       $ 39.9   $ 36.3
Capitalized start-up costs                        5.0     10.0
Cost in excess of net assets acquired             3.7      3.7
Other                                             1.0      2.3
                                              -------  -------
                                                 49.6     52.3
Accumulated amortization                        (25.6)   (24.2)
                                              -------  -------
 Total                                         $ 24.0   $ 28.1
                                               ======   ======

Amortization of deferred charges during Fiscal 1995, Fiscal 1994 and Fiscal 1993 was approximately $7.4 million, $6.3 million and $7.3 million, respectively.

8. Income Taxes

The components of the deferred income tax assets and liabilities, current and non-current, are as follows:
                                                 September 30,
                                              ------------------
In millions                                      1995     1994
                                              --------  --------
Current
Deferred tax assets:
 Net operating loss                            $ 42.8    $   -
 Inventory valuation                              6.8        -
                                              -------    -------
Deferred tax asset                             $ 49.6    $   -
                                               ======    =======
Non-Current
Deferred tax liabilities:
 Depreciation                                  $177.2    $ 171.4
 Capitalized interest                            11.9       11.0
 Other                                            1.6        1.6
                                              -------    -------
                                                190.7      184.0
                                              -------    -------
Deferred tax assets:
 Net operating loss                              93.6      182.0
 Asset write-down                                49.0       48.4
 Debt restructuring expenses                      3.3        4.2
 Other long-term liabilities                      2.4        4.2
 Deferred compensation                            8.4        5.2
 Inventory valuation                              -          6.0
 Other                                            8.1        5.0
                                              -------    -------
   Sub-total                                    164.8      255.0
 Less: Valuation allowance                        -        (75.3)
                                              -------    -------
                                                164.8      179.7
                                              -------    -------
Deferred tax liability                         $ 25.9    $   4.3
                                               ======    =======

The current income tax provision for Fiscal 1995, principally for state income taxes and Alternative Minimum Tax (AMT), was $3.8 million and the deferred income tax benefit was $28.0 million. Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return. Such temporary differences for Fiscal 1995, Fiscal 1994 and Fiscal 1993 and their related deferred income tax provision (benefit) follow:

                                           Year Ended September 30,
                                       ------------------------------
In millions                              1995        1994       1993
                                       -------     -------    -------
 Depreciation expense                  $  5.8    $    7.3    $  20.1
 Asset write-down                        (0.6)       (2.1)      (0.5)
 Debt restructuring expenses              0.9        (0.2)      (0.8)
 Inventory differences                   (0.8)       (2.7)      (0.4)
 Net operating loss                      45.6       (33.0)     (44.7)
 Change in valuation allowance          (75.3)       32.9       28.0
 Other - net                             (3.6)       (2.2)      (1.7)
                                       ------      ------     ------
   Total deferred income tax benefit   $(28.0)   $    -      $   -
                                       ======      ======     ======

Income tax benefits that would have been recognized under FAS No. 109 in Fiscal 1994 and Fiscal 1993 were offset by the change in the valuation allowance required under FAS No. 109. This was required due to substantial uncertainty regarding realization of such benefits as a result of the Company's substantial net operating loss carryforwards. In Fiscal 1995, the future realization of tax benefits relating to prior net operating losses became more likely than not due to the Company's improved operating performance and future economic outlook. Thus in Fiscal 1995, the Company reduced the valuation allowance to zero.

The Company's use of its cumulative regular and AMT net operating loss carryforwards generated prior to filing the Prepackaged Plan was limited by the Internal Revenue Code due to the issuance of Class A Common Stock and Warrants in the Prepackaged Plan. The Company elected to reduce each of the cumulative regular and AMT net operating loss carryforwards by approximately $168 million to eliminate the annual limitation on the use of its cumulative regular and AMT net operating loss carryforwards.

At September 30, 1995, the Company had cumulative regular and AMT net operating losses of approximately $341 million and $53 million, respectively, which may be carried forward and expire at various dates through the year 2010. At September 30, 1995, AMT credits of approximately $3 million for tax purposes may be carried forward indefinitely to be applied against regular tax.

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory Federal income tax rates to the income (loss) before income taxes follows (dollars in millions):

                                                               Year Ended September 30,
                                          ----------------------------------------------------------------
                                                  1995                  1994                  1993
                                          ------------------    -------------------    -------------------
                                               Percentage of          Percentage of         Percentage of
                                               income before            loss before           loss before
                                                      income                 income                income
                                          Amount       taxes    Amount        taxes    Amount       taxes
                                          ------     --------   ------      --------   ------     --------
Federal statutory income tax              $ 38.5          35%  $ (29.4)        (35)%  $ (24.5)       (35)%
State income taxes-net of Federal benefit    6.6           6      (4.2)         (5)      (3.5)        (5)
Limitation on use
 of net operating losses                     -             -      33.6          40       28.0         40
Reduction in valuation allowance           (75.3)        (68)      -             -        -            -
Other                                        6.0           5       -             -        -            -
                                            ----         ---      ----         ---       ----        ---
 Total income tax benefit                 $(24.2)        (22)% $   -             -%   $   -            -%
                                            ====         ===      ====         ===       ====        ===

9. Long-Term Debt

Long-term debt consists of the following:

                                                            September 30,
                                                       ----------------------
In millions                                               1995        1994
                                                       ---------    ---------
Term Loan, varying interest rates (a)                    $  -       $ 96.3
Revolving Credit Facility, varying interest rates (a)       -          -
Trade Receivables Facility, varying interest rates (b)      -          -
Senior Notes, 11.5%, due May 2001 (d)                     225.0      225.0
Pollution control and industrial revenue bonds,
 interest at 4.7% to 8.3%, due at various dates
 to 2008 (e)                                               12.2       12.4
Capital lease obligations, interest at 8.5%
 to 11.8%, due at various dates to 2002 (c)                19.0        -
Other senior debt, interest at 6.5% to 13.5%,
 due at various dates to 1999                              29.3       22.7
                                                         ------    -------
   Total senior debt                                      285.5      356.4
Senior Subordinated Discount Debentures, 12.75%,
 due May 2005 (net of unamortized discount of
 $32.6 million and $79.3 million, respectively) (f)       401.6      354.9
                                                         ------    -------
   Total debt                                             687.1      711.3
Less: Current maturities                                  (15.6)     (14.5)
                                                         ------    -------
     Total                                               $671.5     $696.8
                                                         ======     ======

Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $15.6, $11.1, $9.5, $8.3 and $5.4, respectively.

(a) On June 30, 1995, the Company amended and restated its bank credit agreement (as amended and restated, the Bank Credit Agreement). Among other changes, the amendment increased the revolving credit facility from $66 million to $175 million, extended the maturity date of the revolving credit facility from September 1997 to June 2000, allowed the purchase or redemption of up to $100 million of public debt securities, increased the level of permitted capital expenditures by approximately $25 million per year for the next two years, allowed 100 percent carry-over of unexpended permitted capital expenditure amounts and reduced the interest rate charged on outstanding borrowings by 0.5 percent. At September 30, 1995, the Bank Credit Agreement was comprised of the $175 million revolving credit facility due in June 2000 (the Revolving Credit Facility), and a $17 million standby letter of credit facility with a final maturity in April 1999 (the L/C Facility).

The Company is required to maintain and is in compliance with certain financial covenants including tests for current ratio, minimum net worth and minimum interest coverage ratio. The level of the Company's annual capital expenditures is also limited by the Bank Credit Agreement. All obligations under the Bank Credit Agreement are secured by liens on substantially all of the Company's assets. In connection with a trade receivables-backed revolving credit facility, the Company sells on an ongoing basis substantially all of its accounts receivable to a wholly owned special purpose subsidiary, and such accounts receivable are not subject to a lien under the Bank Credit Agreement. See (b) below.

A term loan was prepaid in full (without penalty) in Fiscal 1995, and no amounts may be borrowed on this loan in the future. The highest outstanding principal balance during Fiscal 1995 was $96.3 million and the weighted average interest rate was 9.1 percent.

The Revolving Credit Facility provides the ability to borrow funds and to repay such funds in whole or in part from time to time without incurring any prepayment penalty. Up to $25 million of standby letters of credit, which reduce the facility by a like amount, may be issued under this agreement. At September 30, 1995, no amounts were outstanding under the Revolving Credit Facility, $166.8 million of credit was available and approximately $8.2 million of standby letters of credit were outstanding. The highest outstanding principal balance under the facility during Fiscal 1995 was $2.0 million and the weighted average interest rate was 11.1 percent. A commitment fee of 0.375 percent per year is paid on the unused portion of the facility.

The L/C Facility provides for standby letter of credit loans which are incurred only in the event that the standby letters of credit are drawn due to nonpayment of principal or interest on certain debt instruments, which are secured by these standby letters of credit. The standby letter of credit commitment is permanently reduced periodically to reflect principal repayments. The Company has the right to prepay the standby letter of credit loans in whole or in part from time to time without incurring any prepayment penalty. At September 30, 1995, the aggregate standby letter of credit commitment was approximately $17.0 million. A fee of 2.75 percent per annum is payable on outstanding letters of credit under both the Revolving Credit Facility and the L/C Facility.

The Company has various interest rate options for Bank Credit Agreement borrowings based on one or a combination of the following three rates: (i) prime rate loans at the prime rate in effect from time to time plus a borrowing margin of 1.5 percent per annum, (ii) certificate of deposit (CD) rate loans at the relevant CD rate plus a borrowing margin of 2.625 percent per annum, or (iii) Eurodollar rate loans at the relevant Eurodollar rate plus a borrowing margin of
2.5 percent per annum. The Company has the option of incurring Eurodollar and CD rate loans for 30, 60, 90, 120 or 180-day periods. Interest is payable monthly.

(b) In September 1993, the Company established a wholly owned special purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility). In accordance with the provisions of this program, GRC purchases (on an on-going basis) substantially all of the accounts receivable of the Company. GRC transfers the accounts receivable to a trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the assets of GRC. In the event of liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.

GRC has various interest rate options for Trade Receivable Facility borrowings based on one or a combination of the following two rates: (i) prime rate loans at the higher of (a) the prime rate in effect from time to time or (b) the Federal Funds Rate plus 0.5 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.75 percent per annum. Interest is payable monthly. GRC is obligated to pay a commitment fee of 0.5 percent per annum on the unused credit available under the Trade Receivable Facility. Credit availability under the Trade Receivable Facility is based on a borrowing base formula (as defined). As a result, the full amount of the facility may not be available at all times. At September 30, 1995, no amounts were outstanding under the Trade Receivable Facility and $70 million of credit was available to GRC pursuant to the borrowing base formula. At October 29, 1995 the Company had $10.5 million outstanding under the Trade Receivable Facility and $59.5 million of credit was available to GRC pursuant to the borrowing base formula. The highest outstanding principal balance under the Trade Receivable Facility during Fiscal 1995 was $10.5 million and the weighted average interest rate was 8.9 percent. At September 30, 1995 and 1994, the Company's consolidated balance sheet included $118.8 million and $106.3 million, respectively, of accounts receivable sold to GRC.

(c) In Fiscal 1995, in conjunction with the $250 million capital expenditure program, the Company entered into various capital leases with an aggregate value of approximately $29.4 million to finance equipment at its converting facilities. The capital leases have terms ranging from five to seven years. The capital leases contain certain covenants which are standard for these types of obligations, but do not contain any restrictive operating or financial covenants.

(d) In May 1993, the Company issued $225 million aggregate principal amount of 11-1/2% Senior Notes Due 2001 (the Senior Notes). The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to the Subordinated Discount Debentures (as defined in (f) below) and all other existing and future subordinated indebtedness of the Company. The Senior Notes rank pari passu with all senior debt of the Company, including indebtedness under the Bank Credit Agreement. Indebtedness under the Bank Credit Agreement, however, is secured by liens on substantially all of the assets of the Company. Interest on the Senior Notes is payable semiannually on May 15 and November 15. The Senior Notes will mature on May 15, 2001 and are subject to redemption on or after May 15, 1997 at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.93 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2000 and thereafter, plus accrued interest to the date of redemption.

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

(e) The pollution control and industrial revenue bonds were assumed by the Company from Crown Zellerbach Corporation (Crown Zellerbach). The Company also acquired a note receivable from Crown Zellerbach for an amount and with terms identical to those of the bonds. At September 30, 1995 and September 30, 1994, such note receivable was approximately $12.2 million and approximately $12.4 million, respectively, and was classified as "Other assets."

(f) In May 1993 the Company issued approximately $434.2 million aggregate principal amount (approximately $300 million of gross proceeds) of 12-3/4% Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures). The Subordinated Discount Debentures are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company. The Subordinated Discount Debentures were issued at approximately 69 percent of their principal amount. Commencing May 15, 1996, interest will accrue until maturity on the Subordinated Discount Debentures at the rate of 12.75 percent per annum. Interest on the Subordinated Discount Debentures is payable semiannually on May 15 and November 15, commencing November 15, 1996. The Subordinated Discount Debentures will mature on May 15, 2005 and are subject to redemption on or after May 15, 1998 at the option of the

Company, in whole or in part, at declining redemption prices commencing at
106.38 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2003 and thereafter, plus accrued interest to the date of redemption.

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

The Company has various restrictions under (a), (d) and (f) which limit, among other things, its ability to (i) incur additional obligations for money borrowed, (ii) incur certain liens on the Company's assets, (iii) make capital expenditures, (iv) incur guarantees, (v) acquire the assets or capital stock of other businesses, (vi) dispose of any assets constituting collateral, (vii) make any voluntary prepayments of any indebtedness for money borrowed, (viii) pay, declare, or distribute dividends on or repurchase its capital stock or warrants, except in certain limited circumstances and (ix) enter into certain transactions with affiliates.

Subsequent to September 30, 1995, the Company repurchased approximately $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, approximately $1.4 million of deferred financing fees will be written off. These transactions will result in an extraordinary loss of $2.6 million (including the write-off of deferred financing fees) in the first quarter of fiscal 1996.

10. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

                                                         September 30,
                                                      -------------------
In millions                                              1995       1994
                                                      --------    -------
Current:
 Accrued salaries and wages                            $ 39.6     $ 23.6
 Other                                                   33.3       28.0
                                                        -----      -----
   Total current                                         72.9       51.6
                                                        -----      -----

Long-Term:
 Accrued acquisition restructuring costs                  2.0        3.1
 Accrued pension expense                                 13.1        9.2
 Casualty insurance liabilities                           5.5        7.6
 Other                                                    6.9       10.8
                                                        -----      -----
   Total long-term                                       27.5       30.7
                                                        -----      -----
     Total                                             $100.4     $ 82.3
                                                        =====      =====

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

12. Common Stock

At September 30, 1995 and 1994, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $.0001 per share (Class A Common Stock), of which 54,124,530 shares and 48,510,859 shares were issued, respectively, and 54,077,527 shares and 48,427,881 shares were outstanding, respectively.

At September 30, 1995 and 1994, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock and together with the Class A Common Stock, the Common Stock), of which zero shares and 5,266,273 shares were issued and outstanding, respectively. On July 31, 1995, all of the Company's 5,250,082 then outstanding shares of Class B Common Stock automatically converted into an equal number of shares of Class A Common Stock pursuant to the terms of the Prepackaged Plan.

Pursuant to the Prepackaged Plan, the Company issued approximately 31.8 million Warrants to obtain one share of Class A Common Stock per Warrant. Contemporaneously with the issuance of the Warrants, the Company issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock, except upon the occurrence of certain votes (as defined).

In June 1995, the Company redeemed 25 percent of its 31,845,533 outstanding Warrants, and subsequently, a portion of the remaining Warrants were exchanged pursuant to a "Special Exercise on July 31, 1995." As a result, 13,836,754 Warrants were exchanged for Class A Common Stock.

The remaining 18,008,701 Warrants will be exercisable on or after July 31, 1996 and expire on November 2, 2002. Each Warrant will be exercisable into one share of Class A Common Stock at an exercise price of $.0001 per Warrant, which amount was paid upon consummation of the Prepackaged Plan with a portion of the consideration received from exchanging noteholders and is non-refundable. The Company may elect to exchange each unexercised Warrant for a fraction of one share of Class A Common Stock if the average market price of the Class A Common Stock exceeds specified exchange prices ($13.65 in calendar 1995 and $16.65 in calendar 1996 and thereafter). The Company will have the option to redeem any or all of the unexercised Warrants for one share of Class A Common Stock or for cash at any time at the applicable exchange price.

In June 1995, the Board of Directors adopted a stockholder Rights Agreement that provides for the distribution of one Preferred Share Purchase Right on each share of Class A Common Stock. Generally, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In that event, each right becomes exercisable to purchase one one-hundredth of a share of junior participating preferred stock for $50. If 15 percent of the outstanding Class A Common Stock is acquired, each right (other than the rights held by the acquiring person) becomes exercisable to purchase, for $50, shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company for $0.0001 per right at any time prior to the date on which 15 percent or more of the Class A Common Stock is acquired.

In February 1989, the Board authorized the repurchase of up to 500,000 shares of Class A Common Stock. Shares purchased under the program are held as treasury stock. The Company has no current intention to repurchase additional shares. At September 30, 1995 and 1994, 47,003 shares and 82,978 shares, respectively, of Class A Common Stock were held as treasury stock.

In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) for the purchase of shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During Fiscal 1995 and Fiscal 1994, the Company issued 35,975 shares and 2,722 shares, respectively, of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.

The Company neither declared nor paid dividends on its Common Stock during Fiscal 1995, Fiscal 1994 or Fiscal 1993. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 1995, the Company was prohibited from declaring or paying cash dividends on its Common Stock, except under certain limited circumstances (see
Note 9).

13. Stock Option Plans

The Company maintains three stock-based plans pursuant to which stock options may be granted at no less than the market price of the Class A Common Stock on the date of grant: (i) the 1989 Long-Term Incentive Plan (the 1989 Plan), (ii) the 1987 Key Employee Stock Option Plan (the 1987 Plan) and (iii) the Outside Director Stock Option Plan (the Director Option Plan), which was terminated in September 1991.

1989 Plan - The 1989 Plan authorizes the Company to grant options (including both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and nonqualified stock options), stock appreciation rights, stock indemnification rights, restricted stock and performance awards to officers and key employees. The Company has granted only nonqualified stock options and restricted stock under the 1989 Plan. At September 30, 1995, the Company was authorized to issue 2,279,833 shares of Class A Common Stock, and had outstanding nonqualified stock options covering 1,204,617 shares of Class A Common Stock at exercise prices from $2.56 per share to $11.625 per share. In general, the options have 10-year terms and vest at the rate of 33-1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

At September 30, 1995, options to purchase 605,008 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $4.25 per share were exercisable, 210,410 options had been exercised and 386,531 shares were available for future grants under the 1989 Plan.

At September 30, 1995, the Company had outstanding 478,275 restricted shares of Class A Common Stock under the 1989 Plan. Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company or upon the recipient's retirement, death or disability. During Fiscal 1995, the Company awarded 47,800 restricted shares of Class A Common Stock (2,000 of which have been forfeited). As to the restricted shares granted during Fiscal 1995, 5,000 shares and 40,800 shares will become 100 percent vested in fiscal 1996 and fiscal 1997, respectively. As to 432,475 restricted shares granted prior to Fiscal 1995, 240,875 shares were 100 percent vested at September 30, 1995 and 179,600, 8,000, 3,000 and 1,000 will become 100 percent vested in fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

1987 Plan - The 1989 Plan superseded the 1987 Plan under which no additional options may be granted except for shares of Class A Common Stock which became available after September 30, 1988 due to expiration, termination without exercise, unexercisability or forfeiture of any option granted under the 1987 Plan. The Company has reserved 854,467 shares of Class A Common Stock in connection with grants under the 1987 Plan. At September 30, 1995, the Company had outstanding nonqualified stock options under the 1987 Plan covering 557,153 shares of Class A Common Stock at exercise prices ranging from $1.24 per share to $8.375 per share. During Fiscal 1995, the Company granted nonqualified stock options under the 1987 Plan covering 5,000 shares of Class A Common Stock (none of which have been forfeited) at an exercise price of $8.375. The options have 10-year terms and vest at the rate of 33-1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

At September 30, 1995, options to purchase 521,563 shares of Class A Common Stock at exercise prices ranging from $1.24 to $5.375 per share were exercisable and 23,257, 10,666 and 1,667 will become exercisable in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. At September 30, 1995, options for 275,002 shares had been exercised and 22,312 shares were available for future grants.

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

At September 30, 1995, options to purchase 77,900 shares of Class A Common Stock at exercise prices of $3.50 and $12.50 per share were exercisable and options for 37,800 shares had been exercised under the Director Option Plan.

The following table details stock option activity (excluding restricted stock) for Fiscal 1995, Fiscal 1994 and Fiscal 1993:

                                               Stock Options   Exercise Price
                                              --------------------------------
Balance at September 30, 1992                     1,359,879    $1.24 - $12.50
 Grants during Fiscal 1993                          452,500    $2.56 - $ 3.75
 Cancellations                                      (59,956)   $2.56 - $ 4.38
                                                  ---------
Balance at September 30, 1993                     1,752,423    $1.24 - $12.50
 Grants during Fiscal 1994                          357,000    $3.75 - $ 6.25
 Exercises                                         (124,416)   $1.24 - $ 3.75
 Cancellations                                      (91,904)   $1.24 - $ 3.75
                                                  ---------
Balance at September 30, 1994                     1,893,103    $1.24 - $12.50
 Grants during Fiscal 1995                          294,000    $8.00 - $11.63
 Exercises                                         (306,648)   $1.24 - $ 4.25
 Cancellations                                      (40,785)   $1.24 - $ 8.63
                                                  ---------
Balance at September 30, 1995                     1,839,670    $1.24 - $12.50
                                                  =========

The following table details restricted stock activity for Fiscal 1995, Fiscal 1994 and Fiscal 1993:

                                                     Restricted Stock
                                                     ----------------
Balance at September 30, 1992                            236,825
 Issued during Fiscal 1993                                11,400
 Cancellations                                            (1,200)
                                                         -------
Balance at September 30, 1993                            247,025
 Issued during Fiscal 1994                               213,600
 Cancellations                                           (23,100)
                                                         -------
Balance at September 30, 1994                            437,525
 Issued during Fiscal 1995                                47,800
 Cancellations                                            (7,050)
                                                         -------
Balance at September 30, 1995                            478,275
                                                         =======

14. Leases

The Company has capital leases for certain equipment and leasehold improvements included in Property-net. The present value of future minimum lease payments relating to these leased assets are capitalized based on the lease contract provisions. Capitalized amounts are amortized over either the term of the lease or the normal depreciable life of the asset. All other leases are defined as operating leases. Lease expenses related to operating leases are charged to expense as incurred.

Future minimum lease payments at September 30, 1995 are as follows (in millions):
                                            Operating    Capital
Fiscal Year                                    Leases     Leases
                                            ---------    -------
1996                                         $   11.0    $   5.6
1997                                              9.1        5.4
1998                                              6.8        4.5
1999                                              5.3        4.3
2000                                              4.4        3.0
2001 and thereafter                              23.0        1.3
                                              -------     ------
 Total future minimum lease payments         $   59.6       24.1
                                               ======
   Less interest                                             5.1
                                                          ------
 Present value of future minimum lease payments          $  19.0
                                                          ======

Rent expense for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $11.7 million, $10.8 million and $10.2 million, respectively.

15. Employee Benefit Plans

Pension Plan - The Company has a noncontributory defined benefit pension plan covering substantially all employees who are age 21 or older and have one or more years of service. Pension benefits provided for certain union hourly employees are established pursuant to the collective bargaining agreements in effect with their respective unions. For hourly employees the normal retirement benefit is determined by multiplying years of benefit service by a dollar amount benefit factor separately determined for each bargaining unit. For salaried employees, the plan generally provides a normal retirement benefit equal to the greater of the benefit accrued at June 30, 1987 or 1.0 percent of final average earnings (as defined) multiplied by years of credited service before January 1, 1994 plus 1.25 percent of final average earnings multiplied by years of credited service after January 1, 1994 less 1.0 percent of primary Social Security benefits for each year of credited service. The Company has an excess benefit plan covering officers of the Company whose earned pension benefits would otherwise be restricted by maximum benefit limitations imposed by Internal Revenue Service regulations.

At September 30, 1995, the actuarial present value of accumulated benefit obligations exceeded the fair market value of plan assets, and the Company recognized a minimum pension liability adjustment of $4.9 million and a corresponding reduction to stockholders' equity of $2.4 million. See below for the impact on the minimum pension liability of a supplemental executive retirement plan. The balance sheet provisions of Financial Accounting Standard No. 87, "Employers' Accounting For Pensions" do not impact the Company's required contributions under the Employee Retirement Income Security Act (ERISA) or pension expense recognized for financial reporting.

In Fiscal 1995, the Company recorded a $5.4 million charge for costs associated with an early retirement option accepted by certain hourly employees of the Antioch mill, to reduce future labor costs.

The components of net periodic pension cost follow:

                                                  Year Ended September 30,
                                                -----------------------------
In millions                                       1995       1994       1993
                                                -------    -------    -------
Service cost                                     $ 3.6      $ 4.1     $  2.8
Interest cost                                      8.5        7.8        7.4
Return on plan assets                            (17.9)      (2.7)     (12.1)
Net amortization and deferral                      9.7       (5.3)       4.7
Antioch mill early retirement                      5.4        -          -
                                                 -----      -----      -----
 Net pension cost                                $ 9.3      $ 3.9     $  2.8
                                                 =====      =====      =====

Assumptions used to develop the net periodic pension costs were:

 Discount rate                                     8.0%       7.0%      8.5%
 Expected rate of return on plan assets            9.0%       9.0%      9.0%
 Expected rate of salary increases                 5.0%       5.0%      5.0%

The discount rate used to determine the accrued pension liability at September 30, 1995 and 1994 was 7.5 percent and 8.0 percent, respectively. The discount rate which will be used to determine net periodic pension cost in fiscal 1996 is
7.5 percent.

The status of the pension plan follows:
                                                             September 30,
                                                          -------------------
In millions                                                 1995       1994
                                                          -------    --------
Actuarial present value of benefit obligations:
 Vested                                                   $112.4     $ 93.6
 Nonvested                                                   9.7        6.8
                                                           -----      -----
 Accumulated benefit obligation                            122.1      100.4
 Effect of salary progression                                8.7        8.2
                                                           -----     ------
 Projected benefit obligation                              130.8      108.6
Plan assets at market value (primarily government
 securities, corporate bonds and common stock)            (108.2)     (92.0)
                                                           -----      -----
Plan assets less than projected benefit obligations         22.6       16.6
Unrecognized net loss                                      (11.1)     (12.1)
Prior service benefit not yet recognized in
 net periodic pension cost                                  (2.6)      (1.3)
Adjustment required to recognize minimum pension liability   4.9        5.2
                                                           -----      -----
   Accrued pension liability                              $ 13.8     $  8.4
                                                           =====      =====

The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA.

Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a Director of the Company) and Warren J. Hayford (Former Vice Chairman and a Director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992 and is receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering four officers provides annual retirement payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last seven years prior to retirement, less primary Social Security and any amounts received under the Company's pension plan. Benefits are reduced for early retirement.

At September 30, 1995 and 1994, the actuarial present value of projected benefit obligations for the supplemental retirement income payments described above was approximately $8.0 million and $6.1 million, respectively. At September 30, 1995, the actuarial present value of accumulated benefit obligations exceeded the accrual for the vested portion of the obligation and the Company recognized a minimum pension liability adjustment of $2.9 million and a corresponding reduction to stockholders' equity of $1.9 million. Funding for the supplemental retirement income payments is not subject to the statutory requirements of ERISA, and no assets have been set aside to satisfy the liability. Required supplemental annual retirement income payments will be made from general corporate funds.

The components of net periodic pension cost for the supplemental executive retirement plans follow:

                                                 Year Ended September 30,
                                               ---------------------------
In millions                                      1995      1994      1993
                                               -------  --------  --------
Service cost                                    $ 0.2     $ 0.2     $ 0.6
Interest cost                                     0.4       0.3       0.3
Return on plan assets                             -         -         -
Net amortization and deferral                     0.2       0.2       0.1
                                                -----     -----     -----
 Net pension cost                               $ 0.8     $ 0.7     $ 1.0
                                                =====     =====     =====

Assumptions used to develop the net periodic pension costs were:

 Discount rate                                    8.0%      7.0%      8.5%
 Expected rate of return on plan assets           -         -         -
 Expected rate of salary increases                5.0%      0.0%      0.0%

The discount rate used to determine the accrued pension liability at September 30, 1995 and 1994 was 7.5 percent and 8.0 percent, respectively. The discount rate which will be used to determine net periodic pension cost in fiscal 1996 is
7.5 percent.

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

On October 1, 1992, the Company adopted FAS No. 106. Pursuant to the provisions of FAS No. 106, the Company elected to immediately recognize its accumulated benefit obligation under collective bargaining agreements at its facilities. As a result, the Company recorded a charge to earnings in Fiscal 1993 for the effect of an "Accounting Change" of $1.3 million. The net post-retirement benefit cost for each of Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $0.3 million. The Company funds benefit costs on a pay-as-you-go basis, and, for each of Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company made benefit payments of approximately $0.5 million.

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheet:
                                                      September 30,
                                                   -------------------
In millions                                          1995       1994
                                                   -------    --------
Actuarial present value of post-retirement
 benefits:
Retirees                                           $  3.8      $ 1.7
Fully eligible active plan participants               0.2        0.8
Other active plan participants                        0.5        0.6
                                                     ----       ----
 Accumulated post-retirement benefit obligation       4.5        3.1
Plan assets at market value                           -          -
                                                     ----       ----
 Accumulated post-retirement benefit
  obligation in excess of plan assets              $  4.5      $ 3.1
                                                     ====       ====

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1995 was 9.0 percent in 1996 gradually declining to 6.0 percent in 1999 and thereafter. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1994 was 10.0 percent in 1995 gradually declining to
6.0 percent in 1999 and thereafter. The discount rate used in determining the accumulated post-retirement benefit obligation at September 30, 1995 and 1994 was 7.5 percent and 8.0 percent, respectively. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated post-retirement benefit obligation at September 30, 1995 would be increased by approximately $0.1 million, or 2 percent. The effect of this change on the sum of the service cost and interest cost components of net periodic post-retirement benefit costs would be an increase of approximately 3 percent.

Savings Plan - In October 1987, the Company established a defined contribution retirement savings plan (Section 401K Plan) covering substantially all salaried employees of the Company subject to certain service requirements for different aspects of participation. The Section 401K Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. Prior to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 50 percent of the participant's contribution up to a maximum of 2 percent of the participant's compensation. Subsequent to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 75 percent of the participant's contribution up to a maximum of 3 percent of the participant's compensation. The Company may also make additional discretionary contributions to the Section 401K Plan. For Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company's cost relating to the Section 401K Plan was $1.6 million, $1.4 million and $2.0 million, respectively.

16. Commitments and Contingencies

The Company has various agreements which provide for the purchase at market prices of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage.

The Company has a commitment to sell electricity from its cogeneration facility to a utility through 2013. The Company does not intend to terminate this contract; however, if terminated, penalties of approximately $8.3 million could be imposed.

The Company has an agreement to purchase at market prices through 1999 the entire production of an unbleached kraft paper machine at a Riverwood International U.S.A., Inc. pulp and paper mill. The capacity of this machine is estimated to be 35,000 tons per year.

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

The Company and certain of its officers and directors have been named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. The court has dismissed with prejudice the count premised on the Illinois Consumer Fraud and Deceptive Practices Act, and plaintiff has attempted to replead a count based on common law fraud, which the Company has moved to dismiss. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations in the complaint are without merit, and the Company is vigorously defending itself and its officers and directors.

On October 18, 1995, the Company, its directors and certain of its officers were named in complaints in the Court of Chancery of the state of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action brought on the behalf of the Company's stockholders, and the second is a derivative count brought on behalf of the Company against the individual defendants. Both counts allege that the Company's stockholder Rights Agreement, adopted on June 12, 1995, amendments to the Company's charter and by-laws, adopted on July 21, 1995, and redemption of Warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaints ask the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. The Company believes the allegations are without merit and is vigorously defending itself.

On October 23, 1995, a rail tank car accident occurred at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned subsidiary of the Company. The accident resulted in the venting of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. Approximately 49 lawsuits have been filed in both state and federal courts in Louisiana naming Gaylord Chemical Corporation, the Company, certain of their respective officers and other unrelated corporate and individual defendants. The 13 federal actions have been consolidated in the Eastern District of Louisiana and the 36 state actions were removed from state court in Washington Parish, Louisiana and are pending with the federal actions. The lawsuits, primarily purported class actions, seek to assert claims based on, among other things, negligence, strict liability and violations of the federal Comprehensive Environmental Response, Compensation and Liability Act. Compensatory and punitive damages are sought. The Company and its subsidiary are vigorously contesting the claims. The Company maintains insurance and has filed actions seeking a declaratory judgment of insurance coverage against its general liability and directors and officers liability insurance carriers. The insurers have not filed answers, but the primary carrier under the general liability policy has agreed to pay defense costs under a reservation of rights.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

17. Fair Value of Financial Instruments

The Company adopted Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments" (FAS No. 107), for the year ended September 30, 1993. The following disclosure of the fair value of financial instruments is made in accordance with the requirements of FAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a market exchange. The use of different market assumptions and/or methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments at September 30, 1995 is as follows:

                                                          Estimated
                                              Carrying         Fair
                                                Amount        Value
In millions                                   --------    ---------
Assets
 Cash and equivalents                         $  32.5       $  32.5
 Trade receivables                              140.0         140.0
 Long-term notes receivable                      12.7          13.1
Liabilities
 Trade payables                                  51.7          51.7
 Senior and subordinated notes                  626.6         662.8
 Capital lease obligations                       19.0          19.0
 Other senior debt                               41.5          41.5

Cash and equivalents, trade receivables, trade payables and capital lease obligations - The carrying amount of these items are a reasonable estimate of their fair value.

Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers.

Long-term notes receivable and other senior debt - Interest rates that are currently available to the Company for similar terms and remaining maturities are used to estimate fair value.

The fair value estimates presented herein are based on pertinent information available to the Company at September 30, 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

18. Supplemental Cash Flow Disclosures

The balance sheet effects of non-cash transactions which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures are as follows:
                                               Year Ended September 30,
                                           --------------------------------
In millions                                   1995        1994       1993
                                           ---------   ---------  ---------
Cash paid for interest expense              $ 35.5     $  37.8    $  42.4
                                             =====       =====      =====
Supplemental schedule of non-cash
 investing and financing activities:

Fair value of non-cash assets acquired         -           -          4.9
                                             =====       =====      =====
 Property additions                           45.1         8.4        -
                                             =====       =====      =====
 Increase in total debt                       45.1         -          -
                                             =====       =====      =====
 Increase in accrued and other liabilities     -           4.5        -
                                             =====       =====      =====
 Increase in other long-term liabilities       -           3.9        -
                                             =====       =====      =====
 Write-off of deferred financing fees          -           -         11.4
                                             =====       =====      =====
 Exchange of old subordinated debt             -           -        582.8
                                             =====       =====      =====
 Cancellation of accrued interest on old
   subordinated debt exchanged                 -           -        134.5
                                             =====       =====      =====
 Issuance of Senior Subordinated Notes         -           -        377.7
                                             =====       =====      =====
 Accrued interest from January 1, 1992
  through November 1, 1992 paid in
  additional 10-1/4% Senior Subordinated
  PIK Notes Due 2001                           -           -        10.6
                                             =====       =====     =====
 Deferred tax on extraordinary gain            -           -         1.2
                                             =====       =====     =====
 Issuance of Class A Common Stock              -           -        18.0
                                             =====       =====     =====
 Issuance of Class A Common Stock
  to Warrant Trustee                           -           -        70.0
                                             =====       =====     =====

19. Quarterly Data (Unaudited)

                                                        Quarter
                                     -------------------------------------------------
In millions, except per share data     1st       2nd       3rd       4th        Year
                                     -------   -------   -------   -------    --------
Fiscal 1995
Net sales                            $241.2    $256.3    $285.2    $268.7    $1,051.4
Gross margin                           57.1      74.5      85.4      79.4       296.4
Net income                             11.8      27.5      39.8      55.1       134.2
Net income per common and common
 equivalent share                      0.21      0.51      0.72      1.00        2.44
Weighted average common and common
 equivalent shares outstanding         54.9      55.1      55.2      55.2        55.1
Common stock price (AMEX)
  High                                9 3/4    13 7/8    15 1/2    13 3/8      15 1/2
  Low                                 7 1/2     7 3/4     7 3/4         9       7 1/2
Warrant price (AMEX)
 High                                 8 1/8    10 7/8    11 7/8    11 1/2      11 7/8
 Low                                  5 7/8     6 1/2     7 1/4     8 1/4       5 7/8

Fiscal 1994
Net sales                            $183.9    $182.5    $203.2    $214.8    $  784.4
Gross margin                           16.7      19.1      23.9      33.3        93.0
Net loss                              (23.0)    (22.6)    (19.7)    (18.7)      (84.0)
Net loss per common and common
 equivalent share                     (0.43)    (0.42)    (0.37)    (0.35)      (1.57)
Weighted average common and common
   equivalent shares outstanding       53.5      53.6      53.6      53.7        53.6
Common stock price (AMEX)
 High                                 4 3/4     6 7/8     6 1/4     8 3/4       8 3/4
 Low                                      2     4 3/8     4 3/8     5 1/4           2
Warrant price (AMEX)
 High                                     4     5 3/8     4 3/4     7 1/8       7 1/8
 Low                                  1 5/8     3 1/4     3 1/8     3 7/8       1 5/8

Fiscal 1993
Net sales                            $176.8    $181.5    $188.0    $187.2    $  733.5
Gross margin                           25.8      23.4      15.5      16.7        81.4
Loss before extraordinary item
 and accounting change                (13.7)    (11.8)    (24.0)    (20.5)      (70.0)
Extraordinary item                    201.5       -         -         -         201.5
Accounting change                      (1.3)      -         -         -          (1.3)
Net income (loss)                     186.5     (11.8)    (24.0)    (20.5)      130.2
Earnings per common and common
 equivalent share:
Loss before extraordinary item
 and accounting change                (0.35)    (0.22)    (0.45)    (0.38)      (1.40)
Extraordinary item                     5.14       -         -         -          4.04
Accounting change                     (0.03)      -         -         -         (0.03)
Net income (loss)                      4.76     (0.22)    (0.45)    (0.38)       2.61
Weighted average common and common
 equivalent shares outstanding (a)     39.2      53.4      53.4      53.4        49.8
Common stock price (AMEX)
 High                                 3 3/4         4     3 1/4     2 3/4           4
 Low                                  2 3/8     2 5/8    2 3/16     1 7/8       1 7/8
Warrant price (AMEX)
 High                                 3 1/4     3 1/2    2 9/16     2 1/4       3 1/2
 Low                                1 13/16     2 1/4     1 5/8     1 3/8       1 3/8

(a) On November 2, 1992, upon consummation of the Prepackaged Plan, the Company issued approximately 37.8 million shares of Class A Common Stock (including shares issuable upon exercise of Warrants) and approximately 31.8 million
Warrants. (See Note 12).


Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

See the section captioned Executive Officers of the Registrant under Part I of this Report for information concerning the Company's executive officers.

For information concerning the directors of the Company, see the sections captioned Nominees for Election at the 1996 Annual Meeting and Directors in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 1996. Said sections are incorporated by reference herein.

Item 11.  Executive Compensation

There is incorporated by reference herein from the Company's definitive Proxy
Statement for the Annual Meeting of Stockholders scheduled to be held February
8, 1996 the sections therein captioned Executive Compensation and Employment
Agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

There is incorporated by reference herein from the Company's definitive Proxy
Statement for the Annual Meeting of Stockholders scheduled to be held February
8, 1996 the section therein captioned Information With Respect to Certain
Stockholders.

Item 13. Certain Relationships and Related Transactions

There is incorporated by reference herein from the Company's definitive Proxy
Statement for the Annual Meeting of Stockholders scheduled to be held February
8, 1996 the section therein captioned Certain Transactions.

Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

a. Financial Statement Schedule. The following Financial Statement Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

                Description                                        Page
------------------------------------------------------------------------
II.             Valuation and Qualifying Accounts and Reserves      47

All other schedules have been omitted because the information is either not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under Item 8.

b. On July 5, 1995, the Company filed a Current Report on Form 8-K describing the adoption by the Board of Directors of a stockholder Rights Agreement and an amendment of the Company's by-laws.

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


Exhibit Index
Number and Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of the Registrant, as of July 21, 1995, incorporated by reference to Exhibit 3.1 of the Registrant's
Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1995 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1995
Form 10-Q)

3.2 Amended and Restated by-laws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5,
1995 Form 8-K)

4.1 Credit Agreement dated as of November 17, 1986, as amended and restated as of June 30, 1995 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent and Co-Manager and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to the June 30, 1995 Form 10-Q

4.2 Credit Agreement dated as of October 31, 1989 between the Registrant and the Export-Import Bank of the United States incorporated by reference to
Exhibit 4.21 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1990, filed under the Securities Exchange
Act of 1934, as amended

4.3 Specimen Certificate for the Class A Common Stock, par value $.0001 per share, of the Registrant, incorporated by reference to Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on October 30,1992 under the
Securities Exchange Act of 1934, as amended (the October 30, 1992 Form
8-K)

4.4 Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable
Warrants, incorporated by reference to Exhibit 4.3 of the October 30, 1992
Form 8-K

4.5  Specimen Certificate for the Redeemable Exchangeable Warrants of the
Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.6 Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.4 of the October 30, 1992 Form 8-K

4.7  Rights Agreement, dated June 12, 1995, between the Registrant and Harris
Trust and Savings Bank as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred
Stock, Series A, attached thereto, as Exhibit A, the form of Rights
Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July
5, 1995 Form 8-K

4.8  Form of Indenture between the Registrant and Shawmut Bank Connecticut,
National Association as Trustee, relating to the Registrant's 11-1/2%
Senior Notes Due 2001, incorporated by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-3 (No. 33-60016), as amended, filed under the Securities Act of 1933, as amended (the 1993 Debt
Registration Statement)

4.9 Specimen Certificate of the Registrant s 11-1/2% Senior Notes Due 2001, incorporated by reference to Exhibit 4(b) of the 1993 Debt Registration
Statement

(a) Filed with this Annual Report

4.10 Form of Indenture between the Registrant and Ameritrust Texas, National
Association as Trustee, relating to the Registrant's 13-3/4% Senior
Subordinated Discount Debentures Due 2005, incorporated by reference to
Exhibit 4(c) of the 1993 Debt Registration Statement

4.11 Specimen Certificate of the Registrant's 13-3/4 % Senior Subordinated
Discount Debentures Due 2005, incorporated by reference to Exhibit 4(d) of the 1993 Debt Registration Statement

4.12 Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-K
(No. 1-9915) for the year ended September 30, 1993, filed under the Securities
Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.13 Receivables Purchase Agreement dated as of September 24, 1993 between the
Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K

4.14 Gaylord Receivables Master Pooling and Servicing Agreement dated as of
September 24, 1993 between the Registrant and Gaylord Receivables
Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.15 Revolving Credit Agreement dated as of September 24, 1993 between Gaylord
Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.16 of the 1993 Form 10-K

4.16 Security Agreement dated as of September 24, 1993 between Gaylord
Receivables Corporation and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.17 of the 1993 Form 10-K

4.17 Series 1993-1 A-RI Supplemental Issuance Agreement dated as of  September
24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q
(No. 1-9915) for the quarter ended December 31, 1993, filed under the Securities
Exchange Act of 1934, as amended

10.1 Employee Benefits Agreement, as amended, by and between the Registrant, Crown Zellerbach Corporation and Gaylord Holdings Limited dated as of
March 28, 1986, incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt
Registration Statement)

10.2 Bogalusa Hog Fuel Supply Agreement by and between the Registrant and
Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the 1986 Debt Registration Statement

10.3 Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the
Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration
Statement

(a) Filed with this Annual Report

10.4 Bogalusa Sawmill Agreement by and between the Registrant and Cavenham
Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.5 Bogalusa Timberland Agreement by and between the Registrant and Cavenham
Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.6 Transfer and Assumption Agreement by and between the Registrant and Gaylord
Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.7 Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to Exhibit 10.17 of the 1986 Debt Registration Statement

10.8 Transaction Agreement by and between James River Corporation of Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

10.9 Chip Supply Agreement by and between the Registrant and Fibreboard
Corporation dated as of February 22, 1988, incorporated by reference to
Exhibit 10.19 of the Registrant's Registration Statement on Form S-1 (No.
33-21227), as amended, filed under the Securities Act of 1933, as amended
(the 1988 Debt Registration Statement)

10.10 Wood Chip Purchase and Sale Agreement by and between the Registrant and
Louisiana-Pacific Corporation dated as of February 22, 1988, incorporated by reference to Exhibit 10.20 of the 1988 Debt Registration Statement

10.11 Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22

10.12 Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit
10.23 of the 1988 Debt Registration Statement

10.13 Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the
Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration
Statement

10.14 Letters dated March 1, 1991 and March 19, 1991 between the Registrant and
Cavenham Forest Industries, Inc., amending the Bogalusa Roundwood Supply and
Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant's Proxy Statement - Prospectus on Form S-4
(No. 33-41799) as amended, filed under the Securities Act of 1933, as amended
(the 1991 Proxy Statement - Prospectus)

10.15 Bogalusa Wood Chip Supply Agreement by and between the Registrant and
Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

(a) Filed with this Annual Report

10.16 Letters dated March 1, 1991 and March 19, 1991 between the Registrant and
Cavenham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply
Agreement dated as of March 28, 1986, incorporated by reference to Exhibit
10(i) of the 1991 Proxy Statement - Prospectus

10.17 Power Purchase Agreement by and between Pacific Gas & Electric Company and
Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.18 Indemnification Agreement by and between the Registrant, Crown Zellerbach
Corporation and Cavenham Forest Industries, Inc. dated as of November 17,
1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric
Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration
Statement

10.19 Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated January 1, 1993, incorporated by reference to Exhibit 10.20 of the 1993
Form 10-K

10.20 Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to Exhibit 10.2 of the 1988
Debt Registration Statement

10.21 Amendment No. 1 to Employment Agreement between the Registrant and Warren
J. Hayford dated February 8, 1989, incorporated by reference to Exhibit
10.26 of the 1989 Debt Registration Statement

10.22 Employment Letter Agreement by and between the Registrant and Dale E.
Stahl, dated as of November 22, 1993, incorporated by reference to Exhibit
10.25 of the 1993 Form 10-K

10.23 Employment Letter Agreement by and between the Registrant and Daniel P.
Casey, dated as of November 22, 1993, incorporated by reference to Exhibit
10.27 of the 1993 Form 10-K

10.24 Employment Letter Agreement by and between the Registrant and Lawrence G.
Rogna, dated as of November 22, 1993, incorporated by reference to Exhibit
10.29 of the 1993 Form 10-K

10.25 Stock Retention Agreement dated June 25, 1992 between the Registrant and
Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991
Proxy Statement - Prospectus

10.26 Stock Retention Agreement dated June 25, 1992 between the Registrant and
Warren J. Hayford, incorporated by reference to Exhibit 10(pp) of the 1991
Proxy Statement - Prospectus

10.27 Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration
Statement on Form S-8 (No. 33-25675) filed under the Securities Act of
1933, as amended

(a) Filed with this Annual Report

10.28 Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.29 Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration
Statement on Form S-8 (No. 33-33871) filed under the Securities Act of
1933, as amended

10.30 Gaylord Container Retirement Plan

10.31 Gaylord Retirement Savings Plan

10.32 Gaylord Retirement Savings Plan for Hourly Employees

10.33 Gaylord Container Corporation Management Incentive Plan

10.34 Gaylord Container Corporation Shareholder Value Plan

10.35 Gaylord Container Corporation Supplemental Retirement Plan

10.36(a)  Gaylord Container Corporation Supplemental Executive Retirement Plan

10.37(a)  Deferred Compensation Plan for Non-employee Directors

21.1 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the 1993 Form 10-K

23.1(a)  Consent of Deloitte & Touche LLP

24.1(a)  Power of Attorney

27.1(a)  Financial Data Schedule




(a) Filed with this Annual Report.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December, 1995.

                                                 Gaylord Container Corporation
                                                 By /s/ Marvin A. Pomerantz
                                                 --------------------------
                                                        Marvin A. Pomerantz
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 12th day of December, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                                   Title

/s/ Marvin A. Pomerantz           Chairman, Chief Executive Officer and Director
------------------------
Marvin A. Pomerantz                                (Principal Executive Officer)

/s/ Daniel P. Casey                                     Executive Vice President
------------------------
Daniel P. Casey                                    (Principal Financial Officer)

/s/ Jeffrey B. Park                          Vice President-Corporate Controller
------------------------
Jeffrey B. Park                                   (Principal Accounting Officer)

/s/ Frank E. Babb*                                                      Director
-------------------------
Frank E. Babb

/s/ Norman H. Brown Jr.*                                                Director
-------------------------
Norman H. Brown Jr.

/s/ Harve A. Ferrill*                                                   Director
-------------------------
Harve A. Ferrill

/s/ John E. Goodenow*                                                   Director
-------------------------
John E. Goodenow

/s/ David B. Hawkins*                                                   Director
-------------------------
David B. Hawkins

/s/  John Hawkinson*                                                    Director
-------------------------
John Hawkinson

/s/ Warren J. Hayford*                                                  Director
-------------------------
Warren J. Hayford

/s/ Richard S. Levitt*                                                  Director
-------------------------
Richard S. Levitt

/s/ Ralph L. MacDonald Jr.*                                             Director
-------------------------
Ralph L. MacDonald Jr.

/s/ Thomas H. Stoner*                                                   Director
-------------------------
Thomas H. Stoner

 *By Daniel P. Casey
Attorney-in-fact


Gaylord Container Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts and Reserves

                                                   Additions   Additions
                                      Balance at  charged to  charged to                Balance
                                      beginning    costs and       other              at end of
In Millions                             of year     expenses    accounts  Deductions       year
                                      ---------    ---------  ----------  ----------  ---------
For the Year ended September 30, 1993:
Allowance for accounts receivable       $  3.8       $ 13.1      $  -        $(12.4)     $  4.5
                                         =====        =====       =====       =====       =====
Reserves - asset write-down             $ 31.6        $ -        $  -        $ (0.9)     $ 30.7
                                         =====        =====       =====       =====       =====
Reserves - purchase adjustments-
 accrued restructuring costs            $  4.3        $ 2.6      $  -        $ (2.5)     $  4.4
                                         =====        =====       =====       =====       =====
Reserves long-term - purchase
 adjustments - accrued
 restructuring costs                    $  4.6        $ -        $ (2.1)     $  -        $  2.5
                                         =====        =====       =====       =====       =====

For the Year ended September 30, 1994:
Allowance for accounts receivable       $  4.5        $ 9.9      $  -        $(10.7)     $  3.7
                                         =====        =====       =====       =====       =====
Reserves - asset write-down             $ 30.7        $ -        $  -        $ (1.1)     $ 29.6
                                         =====        =====       =====       =====       =====
Reserves - allowance for abandonments   $  -          $ 5.3      $  -        $  -        $  5.3
                                         =====        =====       =====       =====       =====
Reserves - purchase adjustments-
 accrued restructuring costs            $  4.4        $ -        $ (0.3)     $ (2.9)     $  1.2
                                         =====        =====       =====       =====       =====
Reserves long-term - purchase
 adjustments- accrued
 restructuring costs                    $  2.5        $ 0.4      $  0.2      $  -        $  3.1
                                         =====        =====       =====       =====       =====

For the Year ended September 30, 1995:
Allowance for accounts receivable       $  3.7        $26.7      $  -        $(23.9)     $  6.5
                                         =====        =====       =====       =====       =====
Reserves - asset write-down             $ 29.6        $ -        $  -        $ (2.0)     $ 27.6
                                         =====        =====       =====       =====       =====
Reserves - allowance for abandonments   $  5.3        $ -        $  -        $ (4.3)     $  1.0
                                         =====        =====       =====       =====       =====
Reserves - purchase adjustments-accrued
 restructuring costs                    $  1.2        $ -        $  1.2      $ (1.2)     $  1.2
                                         =====        =====       =====       =====       =====
Reserves long-term - purchase
 adjustments- accrued
 restructuring costs                    $  3.1        $ 0.1      $ (1.2)     $  -        $  2.0
                                         =====        =====       =====       =====       =====


                                          47
