Form 10-Q
period 1995-12-31
GAYLORD CONTAINER CORP /DE/
filed 1996-02-09
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1995

                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to           .

  For Quarter Ended December 31, 1995          Commission file number 1-9915

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
                         Telephone: (847) 405-5500
       (Address, including zip code, and telephone number, including area code, of registrant's principal offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


     As of February 8, 1996, the registrant had outstanding 54,097,662 shares of its $0.0001 par value Class A Common Stock (including 18,008,701 shares held in trust for the benefit of the warrant holders) and 18,008,701 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                      PAGE
PART I.  FINANCIAL INFORMATION                            					     NUMBERS
------------------------------

Item 1.   Financial Statements                                        1 - 4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         5 - 8


PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                           9 - 10

Item 2.   Changes in Securities                                         10

Item 3.   Defaults Upon Senior Securities                               10

Item 4.   Submission of Matters to a Vote of Security Holders           10

Item 5.   Other Information                                             11

Item 6.   Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                              12
----------


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                       1995           1995
                                                   ------------   -------------
ASSETS                                                     (In millions)
CURRENT ASSETS:
  Cash and equivalents                                $    6.7        $   32.5
  Trade receivables (less allowances of
   $7.1 million and $6.5 million, respectively)          127.9           140.0
  Inventories (Note 2)                                    93.5            73.1
  Deferred income taxes                                   38.3            49.6
  Other current assets                                    11.5            11.1
                                                       -------         -------
      Total current assets                               277.9           306.3
                                                       -------         -------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost               1,029.2         1,013.9
  Less accumulated depreciation                          388.6           373.9
                                                       -------         -------
      Property - net                                     640.6           640.0
                                                       -------         -------
OTHER ASSETS                                              38.0            41.7
                                                       -------         -------
        TOTAL                                         $  956.5        $  988.0
                                                       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                $   15.8        $   15.6
  Trade payables                                          59.3            51.7
  Accrued and other liabilities                           77.1            82.6
                                                       -------         -------
      Total current liabilities                          152.2           149.9
                                                       -------         -------

LONG-TERM DEBT                                           625.9           671.5

OTHER LONG-TERM LIABILITIES                               26.3            27.5

DEFERRED INCOME TAXES                                     22.1            25.9

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY:
  Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 54,128,330
    shares and 54,124,530 shares, respectively, and
    outstanding 54,093,511 shares and 54,077,527
    shares, respectively                                   -               -
  Capital in excess of par value                         172.8           172.6
  Retained deficit                                       (38.2)          (54.7)
  Common stock in treasury - at cost; 34,819 shares
   and 47,003 shares, respectively                        (0.3)           (0.4)
  Recognition of minimum pension liability                (4.3)           (4.3)
                                                       -------         -------
  Total stockholders' equity                             130.0           113.2
                                                       -------         -------
        TOTAL                                         $  956.5        $  988.0
                                                       =======         =======

  See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
DECEMBER 31, 1995 AND 1994 (In millions, except per share data)
------------------------------------------------------------------------------

                                           THREE MONTHS ENDED DECEMBER 31,
                                           -------------------------------
                                               1995               1994
                                           -----------         -----------
NET SALES                                    $ 253.8            $ 241.2
COST OF GOODS SOLD                             179.0              184.1
                                               -----              -----
GROSS MARGIN                                    74.8               57.1
SELLING AND ADMINISTRATIVE COSTS               (22.5)             (24.0)
                                               -----              -----
OPERATING EARNINGS                              52.3               33.1
INTEREST EXPENSE - Net                         (19.8)             (20.8)
OTHER INCOME (EXPENSE) - Net                     0.1               (0.2)
                                               -----              -----
EARNINGS BEFORE TAXES AND
  EXTRAORDINARY ITEM                            32.6               12.1
INCOME TAXES                                    13.5                0.3
                                               -----              -----
EARNINGS BEFORE EXTRAORDINARY ITEM              19.1               11.8
EXTRAORDINARY LOSS (Note 3)                     (2.6)               -
                                               -----              -----
NET INCOME                                      16.5            $  11.8
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                          (54.7)
                                               -----
  END OF PERIOD                              $ (38.2)
                                               =====
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
    EARNINGS BEFORE EXTRAORDINARY ITEM       $  0.35            $  0.21
    EXTRAORDINARY LOSS (Note 3)                (0.05)               -
                                               -----              -----
    NET INCOME                               $  0.30            $  0.21
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.0               54.9
                                               =====              =====

  See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1995 AND 1994
------------------------------------------------------------------------------

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                    1995              1994
                                               --------------     ------------
                                                          (In millions)
CASH FLOWS FROM OPERATIONS:
Earnings before extraordinary item                  $ 19.1           $ 11.8
Adjustments to reconcile earnings before
 extraordinary item to net cash from operating
 activities:
    Depreciation and amortization                     16.3             15.1
    Non-cash interest expense                         12.1             11.1
    Deferred income taxes                              8.6              -
    Change in current assets and liabilities,
      excluding acquisitions and dispositions         (6.0)           (22.8)
    Other - net                                       (1.3)            (0.4)
                                                      ----             ----
Net cash provided by operations                       48.8             14.8
                                                      ----             ----

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                               (16.0)           (16.1)
  Capitalized interest                                (0.1)            (0.4)
  Proceeds from asset sales                            2.9              1.1
  Other investments - net                             (1.0)            (1.9)
                                                      ----             ----
Net cash used for investments                        (14.2)           (17.3)
                                                      ----             ----
CASH FLOWS FROM FINANCING:
  Senior debt - repayments                            (1.7)            (3.4)
  Early retirement of debt (Note 3)                  (66.8)             -
  Revolver borrowings - net                            8.0              -
  Other financing - net                                0.1              0.4
                                                      ----             ----
Net cash used for financing                          (60.4)            (3.0)
                                                      ----             ----
Net decrease in cash and equivalents                 (25.8)            (5.5)
Cash and equivalents, beginning of period             32.5             17.4
                                                      ----             ----
Cash and equivalents, end of period                 $  6.7           $ 11.9
                                                      ====             ====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
  Interest expense                                  $ 13.3           $ 15.7
                                                      ====             ====
  Income taxes                                      $  0.4           $  -
                                                      ====             ====
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Write-off of deferred financing fees              $  1.4           $  -
                                                      ====             ====

  Property additions                                $  -             $ 22.0
                                                      ====             ====

  Increase in total debt                            $  -             $ 22.0
                                                      ====             ====

See notes to condensed consolidated financial statements.

    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
    ----------------------------------------------

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    ----------------------------------------------------

    1.  GENERAL
        -------
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1995 and the results of operations and cash flows for the three months ended December 31, 1995 and 1994, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. Certain amounts in the statement of cash flows for fiscal 1995 have been reclassified to conform with the current-year presentation. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1995.


    2.  INVENTORIES
        -----------

                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      1995             1995
                                                  ------------     -------------
                                                          (In millions)
    Inventories consist of:
    Finished products                                $17.7            $17.4
    In process                                        47.9             34.8
    Raw materials                                     15.4             15.1
    Supplies                                          16.0             15.8
                                                      ----             ----
    Total                                             97.0             83.1
    LIFO valuation adjustment                         (3.5)           (10.0)
                                                      ----             ----
       Total                                         $93.5            $73.1
                                                      ====             ====

    3.  EXTRAORDINARY ITEM
        ------------------
    During the first quarter of fiscal 1996, the Company repurchased and retired $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, $1.4 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------

   First Quarter of Fiscal 1996 Compared with First Quarter of Fiscal 1995.

   Net sales for the first quarter of fiscal 1996 were $253.8 million, an increase of approximately 5 percent compared with net sales of $241.2 million for the first quarter of fiscal 1995. Operating earnings for the current quarter were $52.3 million compared with $33.1 million for the year-ago quarter. Earnings before extraordinary item for the first quarter of fiscal 1996 were $19.1 million, or $0.35 per share, versus $11.8 million, or $0.21 per share, in the first quarter of fiscal 1995. Net income for the current quarter totaled $16.5 million, or $0.30 per share and included a $2.6 million extraordinary loss ($0.05 per share) on the early retirement of debt.

   Sales and earnings in the first quarter of fiscal 1996 benefited from higher average selling prices for the Company's products, which increased operating earnings by approximately $28 million compared with the first quarter of fiscal 1995. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 9 percent, 21 percent and 16 percent, respectively, in the first quarter of fiscal 1996 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags increased approximately 7 percent, 12 percent and 12 percent, respectively, in the current quarter compared with the prior-year quarter. While product prices remain higher than a year ago, average selling prices for the Company's domestic linerboard, export linerboard and unbleached kraft paper decreased approximately 6 percent, 10 percent and 12 percent, respectively, in the first quarter of fiscal 1996 compared with the fourth quarter of fiscal 1995.

   Sales and earnings in the first quarter of fiscal 1996 were adversely affected by lower mill and converted product shipments, which decreased operating earnings by approximately $20 million compared with the year-ago quarter. Although total mill production was essentially flat quarter-over-quarter,reduced shipments in the current quarter resulted in higher rollstock inventories. In addition, the unfavorable volume variance included the incremental fixed operating costs associated with capital investments to expand capacity in the Company's converting operations.

   Containerboard production in the first quarter of fiscal 1996 of 3,146 tons per day (TPD, calculated on the basis of the number of days in the period) increased approximately 1 percent from 3,116 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter decreased approximately 5 percent to 757 TPD from 800 TPD in the prior-year quarter, primarily due to the temporary idling of two paper machines for the last two weeks of December at the Company's Bogalusa, Louisiana mill because of market conditions.

   Corrugated shipments of approximately 3.1 billion square feet in the first quarter of fiscal 1996 were approximately 3 percent lower than the prior-year shipments of 3.2 billion square feet. The reduction in shipments for corrugated products was primarily attributable to a slow down in domestic demand. Multiwall bag shipments of 12.6 thousand tons in the current quarter decreased approximately 8 percent compared with shipments in the first quarter of fiscal 1995 of 13.7 thousand tons. Grocery bag and sack shipments decreased to 28.8 thousand tons versus shipments of 32.1 thousand tons in the year-ago quarter. Shipments of Gaylord Handle-Bags in the current quarter increased approximately 32 percent compared with the prior-year quarter. This gain, however, was more than offset by reduced demand for and shipments of standard grocery sacks as a result of greater displacement by plastic bags.

   Gross margin as a percentage of net sales for the first quarter of fiscal 1996 increased to 29.5 percent from 23.7 percent in the prior-year quarter primarily due to higher selling prices for the Company's products and lower fiber costs (primarily the cost of old corrugated containers (OCC)). Lower fiber costs increased operating earnings by approximately $9 million. The Company's average delivered cost of OCC decreased approximately 22 percent in the first quarter of fiscal 1996 compared with the year-ago quarter. Selling and administrative costs of $22.5 million for the current quarter were $1.5 million less than the prior-year quarter primarily due to a decrease in incentive compensation costs.

   Net interest expense declined from the prior-year quarter by $1.0 million to $19.8 million in the first quarter of fiscal 1996 primarily due to lower average debt levels partially offset by higher accretion of the discount on subordinated debt of $1.0 million.

   In the first quarter of fiscal 1996, the Company recorded a tax provision of $13.5 million which corresponds to an effective tax rate of 41.4 percent.
   In the first quarter of fiscal 1995, the Company recorded a current tax provision of only $0.3 million, an effective rate of 2.5 percent, due to the application of net operating loss carryforwards.

   During the first quarter of fiscal 1996, the Company repurchased and retired $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, $1.4 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
   General

   The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

   Net cash provided by operations for the first quarter of fiscal 1996 was $48.8 million, compared with $14.8 million a year ago. The favorable comparison to the prior-year quarter was primarily due to significantly higher selling prices for the Company's products, lower fiber costs and reduced investments in working capital.

   Capital expenditures of $16.0 million in the first quarter of fiscal 1996 were essentially flat compared with $16.1 million in the year-ago quarter. In addition to the $16.1 million of capital spending in the prior-year quarter, the Company acquired $22.0 million of equipment financed by capital leases and debt obligations secured by the assets acquired.

   At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. For the first quarter of fiscal 1996, the Company incurred approximately $1.0 million of costs to maintain the East Mill. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At December 31, 1995, balance sheet accruals for demolition and asbestos removal were approximately $4.6 million and $15.3 million, respectively, and the net book value of the East Mill was $0.7 million.

   In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. For the first quarter of fiscal 1996, the Company charged approximately $0.8 million of costs associated with the fiscal 1994 non-recurring operating charges to balance sheet accruals. At December 31, 1995, the Company had balance sheet accruals for such costs of $2.6 million. In addition, the Company has remaining balance sheet accruals of approximately $0.9 million for non-recurring operating charges (primarily lease termination costs) recognized in previous years and anticipates incurring such costs ratably over the next two years.

   Liquidity

   At December 31, 1995, the Company had cash and equivalents of $6.7 million, a decrease of $25.8 million from September 30, 1995, as cash used for investments and financing (principally the early retirement of debt and capital spending) exceeded cash provided by operations. Total debt decreased by $45.4 million to $641.7 million at December 31, 1995 from $687.1 million at September 30, 1995. The decline in total debt was due to the repurchase and retirement of $65.3 million principal amount of the Company's publicly traded debt securities, partially offset by $12.1 million of accretion of the Company's Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures). The Company has made debt reduction a priority and will continue to evaluate the duce debt. The Company's cash interest obligations will increase significantly in 1996 as the Subordinated Discount Debentures become cash pay with the first payment due November 1996. At December 31, 1995, the Company had $8 million outstanding and approximately $230 million of credit available under the revolving portions of its credit agreements.

   Weakening demand for the Company's products has resulted in increased linerboard and unbleached kraft paper inventories and some price erosion compared with the fourth quarter of fiscal 1995. While product prices remain higher than a year ago, average selling prices for the Company's domestic linerboard, export linerboard and unbleached kraft paper decreased approximately 6 percent, 10 percent and 12 percent, respectively, in the first quarter of fiscal 1996 compared with the fourth quarter of fiscal 1995. The Company estimates mill down time taken or currently scheduled to be taken in response to market conditions will aggregate approximately 50,000 to 55,000 tons in the second quarter of fiscal 1996. Reduced product prices and lower shipments will adversely affect earnings in the second quarter of fiscal 1996 as compared with the first quarter of fiscal 1996.

   Based upon January 1996 product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months.


   Pending Accounting Standard

   Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123), which encourages entities to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans, was issued October 1995. FAS No. 123 allows an entity to continue the application of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," however, pro forma footnote disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required.

   The Company will be required to adopt FAS No. 123 in fiscal 1997. The Company has not decided whether it will adopt the fair value based method of accounting for compensation costs of employee stock compensation plans or the footnote disclosure requirements prescribed by FAS No. 123. Therefore, the Company is unable to predict the impact the adoption of FAS No. 123 will have on its financial position or results of operations.

                          PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.

           The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

       	   The Company and certain of its officers and directors have been named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. On January 10, 1996, the court dismissed both counts with prejudice, and plaintiff has appealed. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations are without merit, and the Company is vigorously defending the judgment on appeal.

       	   On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the state of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that the Company's stockholder Rights Agreement, adopted on June 12, 1995, amendments to the Company's charter and by-laws, adopted on July 21, 1995, and redemption of Warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. The Company believes the allegations are without merit and is vigorously defending itself.

       	   On October 23, 1995, a rail tank car accident occurred at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned subsidiary of the Company. The accident resulted in the venting of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 60 lawsuits have been filed in both state and federal courts in Louisiana naming Gaylord Chemical Corporation, the Company, certain of their respective officers and other unrelated corporate and individual
  	        defendants. The 19 federal actions have been consolidated in the Eastern District of Louisiana and the state actions were removed from state courts in Washington Parish, Louisiana and are pending with the federal actions. The lawsuits, primarily purported class actions, seek to assert claims based on, among other things, negligence, strict liability and violations of federal
           Comprehensive Environmental Response, Compensation and Liability
           Act. Compensatory and punitive damages are sought. The Company and its subsidiary are vigorously contesting the claims. The
           Company maintains insurance and has filed actions against its general liability and directors and officers liability insurance carriers seeking declaratory judgments of insurance coverage. The insurers have not filed answers, but the primary carrier under the general liability policy has agreed to pay defense costs under a reservation of rights.

      	   The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


  Item 2.  Changes in Securities.

       	   Not Applicable.


  Item 3.  Defaults Upon Senior Securities.

           Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

       	   On February 8, 1996, the Company held its annual meeting of stockholders at which the following issues were put to a vote by holders of the Company's common stock:

  The Company's eight Class B Directors were re-elected by the following vote:

                     			           For		          Withheld
                                   ---            --------
  		  John E. Goodenow	        49,668,737          388,907
  		  David B. Hawkins	        49,670,487          387,157
  		  John Hawkinson	          49,665,828          391,816
  		  Warren J. Hayford	       49,669,426         	388,218
  		  Richard S. Levitt	       49,670,826         	386,818
  		  Ralph L. MacDonald Jr.   49,670,937         	386,707
  		  Marvin A. Pomerantz	     49,666,624         	391,020
  		  Thomas H. Stoner	        49,669,937          387,707

  The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 1996 was ratified by a vote of 49,709,998 for; 234,923 against; 112,723 withheld.

                    PART II.  OTHER INFORMATION - CONCLUDED


  Item 5.  Other Information.

       	   Not applicable.


  Item 6.  Exhibits and Reports on Form 8-K.

               Number and Description of Exhibit
               ---------------------------------
           a)  27.1(a)     Financial Data Schedule

           b)  Not applicable.




































  -----------------------------------------------------------------------------
  (a) Filed with this Quarterly Report.
  (b) Incorporated by reference.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GAYLORD CONTAINER CORPORATION

  Date:  February 8, 1996                /s/ Marvin A. Pomerantz
                                         ------------------------------------
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


  Date:  February 8, 1996                /s/ Jeffrey B. Park
                                         ------------------------------------
                                         Jeffrey B. Park
                                         Vice President-Controller
                                         (Principal Accounting Officer)