Form 10-Q
period 1996-03-31
GAYLORD CONTAINER CORP /DE/
filed 1996-05-13
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1996

                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to           .

  For Quarter Ended March 31, 1996          Commission file number 1-9915

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


     As of May 8, 1996, the registrant had outstanding 54,149,517 shares of its $0.0001 par value Class A Common Stock (including 18,008,701 shares held in trust for the benefit of the warrant holders) and 18,008,701 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                       NUMBERS
- ------------------------------

Item 1.   Financial Statements                                        1 - 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         6 - 10



PART II. OTHER INFORMATION
- --------------------------

Item 1.   Legal Proceedings                                          11 - 12

Item 2.   Changes in Securities                                         12

Item 3.   Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             13

Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                              14
- ----------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
MARCH 31, 1996 AND SEPTEMBER 30, 1995
- ------------------------------------------------------------------------------

                                                    MARCH 31,    SEPTEMBER 30,
                                                      1996           1995
                                                  ------------   -------------
ASSETS                                                   (In millions)
CURRENT ASSETS:
  Cash and equivalents                                $   19.8        $   32.5
  Trade receivables (less allowances of
   $6.0 million and $6.5 million, respectively)          108.0           140.0
  Inventories (Note 2)                                    83.6            73.1
  Deferred income taxes                                   37.5            49.6
  Other current assets                                    11.9            11.1
                                                       -------         -------
      Total current assets                               260.8           306.3
                                                       -------         -------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost               1,042.5         1,013.9
  Less accumulated depreciation                          403.2           373.9
                                                       -------         -------
      Property - net                                     639.3           640.0
                                                       -------         -------
OTHER ASSETS                                              38.1            41.7
                                                       -------         -------
        TOTAL                                         $  938.2        $  988.0
                                                       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                $   10.8        $   15.6
  Trade payables                                          52.7            51.7
  Accrued and other liabilities                           63.4            82.6
                                                       -------         -------
      Total current liabilities                          126.9           149.9
                                                       -------         -------

LONG-TERM DEBT                                           627.7           671.5

OTHER LONG-TERM LIABILITIES                               26.3            27.5

DEFERRED INCOME TAXES                                     25.8            25.9

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY:
  Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 54,166,547
    shares and 54,124,530 shares, respectively, and
    outstanding 54,138,575 shares and 54,077,527
    shares, respectively                                   -               -
  Capital in excess of par value                         173.0           172.6
  Retained deficit                                       (37.0)          (54.7)
  Common stock in treasury - at cost; 27,972 shares
   and 47,003 shares, respectively                        (0.2)           (0.4)
  Recognition of minimum pension liability                (4.3)           (4.3)
                                                       -------         -------
  Total stockholders' equity                             131.5           113.2
                                                       -------         -------
        TOTAL                                         $  938.2        $  988.0
                                                       =======         =======

  See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995 (In millions, except per share data)
- ------------------------------------------------------------------------------

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               1996               1995
                                            ---------          ---------
NET SALES                                    $ 219.3            $ 256.3
COST OF GOODS SOLD                             174.1              181.8
                                               -----              -----
GROSS MARGIN                                    45.2               74.5
SELLING AND ADMINISTRATIVE COSTS               (24.0)             (23.9)
                                               -----              -----
OPERATING EARNINGS                              21.2               50.6
INTEREST EXPENSE - Net                         (19.3)             (22.4)
OTHER INCOME - Net                               0.1                -
                                               -----              -----
EARNINGS BEFORE TAXES                            2.0               28.2
INCOME TAXES                                     0.8                0.7
                                               -----              -----
NET INCOME                                       1.2            $  27.5
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                          (38.2)
                                               -----
  END OF PERIOD                              $ (37.0)
                                               =====
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                           $  0.02            $  0.51
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.1               55.1
                                               =====              =====


See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
MARCH 31, 1996 AND 1995 (In millions, except per share data)
- -----------------------------------------------------------------------------

                                              SIX MONTHS ENDED MARCH 31,
                                             ---------------------------
                                               1996               1995
                                             --------           --------
NET SALES                                    $ 473.1            $ 497.5
COST OF GOODS SOLD                             353.1              365.9
                                               -----              -----
GROSS MARGIN                                   120.0              131.6
SELLING AND ADMINISTRATIVE COSTS               (46.5)             (47.9)
                                               -----              -----
OPERATING EARNINGS                              73.5               83.7
INTEREST EXPENSE - Net                         (39.1)             (43.2)
OTHER INCOME (EXPENSE) - Net                     0.2               (0.2)
                                               -----              -----
EARNINGS BEFORE TAXES AND
  EXTRAORDINARY ITEM                            34.6               40.3
INCOME TAXES                                    14.3                1.0
                                               -----              -----
EARNINGS BEFORE EXTRAORDINARY ITEM              20.3               39.3
EXTRAORDINARY LOSS (Note 3)                     (2.6)               -
                                               -----              -----
NET INCOME                                      17.7            $  39.3
                                                                  =====
RETAINED DEFICIT:
  BEGINNING OF PERIOD                          (54.7)
                                               -----
  END OF PERIOD                              $ (37.0)
                                               =====
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
    EARNINGS BEFORE EXTRAORDINARY ITEM       $  0.37            $  0.72
    EXTRAORDINARY LOSS (Note 3)                (0.05)               -
                                               -----              -----
    NET INCOME                               $  0.32            $  0.72
                                               =====              =====
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 55.1               55.0
                                               =====              =====


See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 1996 AND 1995
- ------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                     1996              1995
                                                  ---------         ---------
                                                        (In millions)
CASH FLOWS FROM OPERATIONS:
  Earnings before extraordinary item                 $ 20.3          $ 39.3
  Adjustments to reconcile earnings before
   extraordinary item to net cash from operating
   activities:
      Depreciation and amortization                    32.7            31.6
      Non-cash interest expense                        24.5            22.6
      Deferred income taxes                            13.1             -
      Change in current assets and liabilities,
        excluding acquisitions and dispositions         4.5           (30.9)
      Other - net                                      (2.2)           (2.6)
                                                       ----            ----
Net cash provided by operations                        92.9            60.0
                                                       ----            ----
CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                (29.4)          (27.3)
  Capitalized interest                                 (0.3)           (0.6)
  Other investments - net                              (0.1)           (0.3)
                                                       ----            ----
Net cash used for investments                         (29.8)          (28.2)
                                                       ----            ----
CASH FLOWS FROM FINANCING:
  Senior debt - repayments                             (9.3)          (21.7)
  Early retirement of debt (Note 3)                   (66.8)            -
  Other financing - net                                 0.3             0.8
                                                       ----            ----
Net cash used for financing                           (75.8)          (20.9)
                                                       ----            ----
Net (decrease) increase in cash and equivalents       (12.7)           10.9
Cash and equivalents, beginning of period              32.5            17.4
                                                       ----            ----
Cash and equivalents, end of period                  $ 19.8          $ 28.3
                                                       ====            ====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
  Interest                                           $ 15.9          $ 18.5
                                                       ====            ====

  Income taxes                                       $  1.6          $  0.6
                                                       ====            ====
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Write-off of deferred financing fees               $  1.4          $  -
                                                       ====            ====

  Property additions                                 $  -            $ 43.4
                                                       ====            ====

  Increase in total debt                             $  -            $ 43.4
                                                       ====            ====

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
- ----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

1.  GENERAL
    -------
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months and six months ended March 31, 1996 and 1995 and cash flows for the six months ended March 31, 1996 and 1995, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. Certain amounts in the statement of cash flows for fiscal 1995 have been reclassified to conform with the current-year presentation. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1995.


2.  INVENTORIES
    -----------

                                                MARCH 31,      SEPTEMBER 30,
                                                  1996         	   1995
                                              ------------     -------------
                                                     (In millions)
Inventories consist of:
Finished products                                $19.1            $17.4
In process                                        41.9             34.8
Raw materials                                     13.4             15.1
Supplies                                          14.9             15.8
                                                  ----             ----
Total                                             89.3             83.1
LIFO valuation adjustment                         (5.7)           (10.0)
                                                  ----             ----
   Total                                         $83.6            $73.1
                                                  ====             ====

3.  EXTRAORDINARY ITEM
    ------------------

During the first quarter of fiscal 1996, the Company purchased and retired $65.3 million principal amount of its publicly traded debt securities. In conjunction with the purchase, $1.4 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Second Quarter of Fiscal 1996 Compared with Second Quarter of Fiscal 1995.

Net sales for the second quarter of fiscal 1996 were $219.3 million, a decrease of approximately 14 percent compared with net sales of $256.3 million for the second quarter of fiscal 1995. Operating earnings for the current quarter were $21.2 million compared with $50.6 million for the year-ago quarter. Net income for the current quarter totaled $1.2 million, or $0.02 per share, compared with $27.5 million, or $0.51 per share, for the year-ago quarter.

Sales and earnings in the second quarter of fiscal 1996 were adversely affected by lower average selling prices for the Company's products, which decreased operating earnings by approximately $24 million compared with the second quarter of fiscal 1995. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 12 percent, 21 percent and 3 percent, respectively, in the second quarter of fiscal 1996 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and grocery bags and sacks decreased approximately 14 percent and 20 percent, respectively, while average selling prices for the Company's multiwall bags increased approximately 2 percent in the current quarter compared with the prior-year quarter.

Sales and earnings in the second quarter of fiscal 1996 were also adversely affected by lower mill production and incremental fixed operating costs associated with capital investments to expand capacity in the Company's converting operations. These factors decreased operating earnings by approximately $19 million.

Quarter-over-quarter, total mill production decreased approximately 13 percent to 3,599 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,151 TPD. Containerboard production in the second quarter of fiscal 1996 of 3,014 TPD decreased approximately 11 percent from 3,376 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter decreased approximately 25 percent to 585 TPD from 775 TPD in the prior-year quarter. The decline in mill production was primarily due to down time taken at the Bogalusa, Louisiana and Antioch, California mills because of market conditions (approximately 57 thousand tons).

Corrugated shipments totaled 3.0 billion square feet in the second quarter of fiscal 1996, virtually unchanged from the year-ago quarter. While corrugated container plant shipments were down versus the year-ago quarter, the decline was offset by an increase in corrugated sheet feeder plant shipments primarily due to the opening of one new plant and the addition of a second corrugator at another. Multiwall bag shipments of 12.0 thousand tons in the current quarter decreased approximately 16 percent compared with shipments in the second quarter of fiscal 1995 of 14.3 thousand tons. Grocery bag and sack shipments increased approximately 14 percent to 27.6 thousand tons from shipments of 24.3 thousand tons in the year-ago quarter. The quarter-over-quarter gain was due to an approximately 77 percent increase in shipments of the Gaylord Handle-Bag R compared with the prior-year quarter. Demand for and shipments of standard grocery sacks, however, continued to decline as a result of greater displacement by plastic bags.

Gross margin as a percentage of net sales for the second quarter of fiscal 1996 decreased to 20.6 percent from 29.1 percent in the prior-year quarter primarily due to lower selling prices for the Company's products and lower containerboard and unbleached kraft paper shipments, partially offset by lower fiber costs (primarily the cost of old corrugated containers (OCC)). Lower fiber costs increased operating earnings by approximately $15 million. The Company's average delivered cost of OCC decreased approximately 45 percent in the second quarter of fiscal 1996 compared with the year-ago quarter. In addition, operating earnings in the second quarter of fiscal 1996 were favorably affected by the settlement of a water rights dispute at the Antioch mill totaling approximately $2.9 million. Selling and administrative costs of $24.0 million for the current quarter were essentially unchanged from the prior-year quarter.

Net interest expense declined from the prior-year quarter by $3.1 million to $19.3 million in the second quarter of fiscal 1996 primarily due to lower average debt levels resulting from the Company's debt reduction efforts. This was partially offset by accretion of the discount on subordinated debt of $12.4 million, which was $0.9 higher than the prior-year quarter.

In the second quarter of fiscal 1996, the Company recorded a tax provision of $0.8 million which corresponds to an effective tax rate of approximately 41 percent. In the second quarter of fiscal 1995, the Company recorded a current tax provision of $0.7 million, an effective rate of 2.5 percent, due to the application of net operating loss carryforwards.


First Six Months of Fiscal 1996 Compared with First Six Months of Fiscal
1995

Net sales for the first six months of fiscal 1996 were $473.1 million, a decrease of approximately 5 percent from net sales of $497.5 million for the first six months of fiscal 1995. Operating earnings for the current period were $73.5 million compared with $83.7 million for the year-ago period, which represents a decrease of approximately 12 percent. Earnings before extraordinary item for the first six months of fiscal 1996 were $20.3 million, or $0.37 per share. Including a $2.6 million extraordinary loss ($0.05 per share) on the early retirement of debt, net income for the current period totaled $17.7 million, or $0.32 per share, versus $39.3 million, or $0.72 per share, for the year-ago period.

Sales and earnings in the first six months of fiscal 1996 benefited from slightly higher average selling prices for certain of the Company's products, which increased operating earnings by approximately $4 million. Average selling prices for the Company's corrugated products increased approximately 6 percent while average selling prices for domestic linerboard and export linerboard decreased approximately 1 percent and 6 percent, respectively, versus the comparable prior-year period. Average selling prices for the Company's multiwall bags increased approximately 7 percent while average selling prices for unbleached kraft paper and grocery bags and sacks decreased approximately 5 percent and 3 percent, respectively, in the first six months of fiscal 1996 compared with the year-ago period.

Sales and earnings in the first six months of fiscal 1996 were adversely affected by lower mill and converted product shipments, which decreased operating earnings by approximately $39 million compared with the year-ago period. Total mill production decreased approximately 7 percent in the first six months of fiscal 1996 to 3,751 TPD compared to 4,034 TPD in the year-ago period.

Containerboard production in the first six months of fiscal 1996 of 3,080 TPD decreased approximately 5 percent from 3,247 TPD in the year-ago period. Unbleached kraft paper production in the current period decreased approximately 15 percent to 671 TPD from 787 TPD in the year-ago period. These decreases are primarily the result of approximately 74 thousand tons of market-related down time taken at the Bogalusa and Antioch mills.

Corrugated shipments of approximately 6.1 billion square feet were down approximately 2 percent in the first six months of fiscal 1996 compared with
6.2 billion square feet shipped in the year-ago period. Multiwall bag shipments of 24.6 thousand tons decreased approximately 12 percent compared with the year-ago period's shipments of 28.0 thousand tons. Grocery bag and sack shipments of 56.4 thousand tons were unchanged compared with the year-ago period. An increase of approximately 53 percent in shipments of Gaylord Handle-Bags was offset by lower shipments of standard grocery bags and sacks.

Gross margin as a percentage of net sales for the first six months of fiscal 1996 decreased to 25.4 percent from 26.5 percent in the year-ago period.
The decrease in margin was primarily due to lower volume, partially offset by decreased fiber costs. Lower fiber costs increased operating earnings by approximately $24 million in the first six months of fiscal 1996 versus the prior-year period. The Company's average delivered cost of OCC decreased approximately 36 percent in the first six months of fiscal 1996 compared with the year-ago period. Selling and administrative costs of $46.5 million for the first six months of fiscal 1996 were $1.4 million lower than the year-ago period, primarily due to a decrease in incentive compensation.

Net interest expense decreased from the prior-year period by $4.1 million to $39.1 million in the first six months of fiscal 1996 primarily due to lower average debt levels partially offset by accretion of the discount on subordinated debt of $24.5 million, which was $1.9 million higher than the prior-year period.

In the first six months of fiscal 1996, the Company recorded a tax provision of $14.3 million which corresponds to an effective tax rate of approximately 41 percent. In the first six months of fiscal 1995, the Company recorded a current tax provision of $1.0 million, an effective rate of 2.5 percent, due to the application of net operating loss carryforwards.

During the first six months of fiscal 1996, the Company purchased and retired $65.3 million principal amount of its publicly traded debt securities. In conjunction with the purchase, $1.4 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash provided by operations for the first six months of fiscal 1996 was $92.9 million, compared with $60.0 million a year ago. The favorable comparison to the prior-year period was primarily due to a reduced investment in working capital.

Capital expenditures of $29.4 million in the first six months of fiscal 1996 increased by $2.1 million from $27.3 million in the first six months of fiscal 1995. In the first six months of fiscal 1995, the Company also purchased $43.4 million of equipment financed by capital leases and debt obligations secured by the assets acquired.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. For the first six months of fiscal 1996, proceeds from asset disposals exceeded East Mill related costs by approximately $1.3 million. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. While some demolition and asbestos removal has begun, the Company has deferred incurring substantial expenditures for such activities until the final disposition of the remaining mill assets has been determined. At March 31, 1996, balance sheet valuation allowances for demolition and asbestos removal were approximately $4.0 million and $14.2 million, respectively, reducing the book value of the East Mill to $0.1 million.

In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. For the first six months of fiscal 1996, the Company charged approximately $1.5 million of costs associated with the fiscal 1994 non-recurring operating charges to balance sheet accruals. At March 31, 1996, the Company had balance sheet accruals for such costs of $1.9 million (primarily lease termination costs). In addition, the Company has remaining balance sheet accruals of approximately $0.8 million for non-recurring operating charges (primarily lease termination costs) recognized in previous years and anticipates incurring such costs ratably over the next two years.

Liquidity

At March 31, 1996, the Company had cash and equivalents of $19.8 million, a decrease of $12.7 million from September 30, 1995, as cash used for financing and investments (principally the early retirement of debt and capital spending) exceeded cash provided by operations. Total debt decreased by $48.6 million to $638.5 million at March 31, 1996 from $687.1 million at September 30, 1995. The decline in total debt was due to the purchase and retirement of $65.3 million principal amount of the Company's publicly traded debt securities, partially offset by accretion of the Company's Senior Subordinated Discount Debentures due 2005 (the Subordinated Discount Debentures). On May 15, 1996, the Subordinated Discount Debentures will be fully accreted, and cash interest will begin to accrue from that date. The first cash interest payment on these securities is payable in the first quarter of fiscal 1997. This will result in a significant increase in the Company's cash requirements. At March 31, 1996, the Company had no borrowings and more than $230 million of credit available under the revolving portions of its credit agreements. The Company has made debt reduction a priority and will continue to evaluate the advisability of using future excess cash flow to reduce debt.

Based upon April 1996 product prices and fiber costs, and management's current volume estimates, the Company believes that cash provided by operations will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. Further price erosion, higher fiber costs or less than anticipated product shipments could require the Company to borrow under its credit agreements. Continued access to the bank credit agreement could require modifications to certain of the financial covenants in the agreement.

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

       	 On October 23, 1995, a rail tank car accident occurred at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned subsidiary of the Company. The accident resulted in the venting of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. 65 lawsuits have been filed in both federal and state courts naming Gaylord Chemical Corporation, the Company, certain of their respective officers and other unrelated corporate and individual defendants. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the district court in Washington

       	 Parish, Louisiana. This ruling has not been appealed. The dismissed federal cases may be re-asserted under state law theories of recovery. The lawsuits, primarily purported class actions, seek to assert claims based on, among other things, negligence and strict liability. Compensatory and punitive damages are sought. The Company and its subsidiary are vigorously contesting the claims. The Company and its subsidiary maintain insurance and have filed separate suits seeking a declaratory judgment of coverage against their general liability and directors and officers liability insurance carriers. The primary carrier under the general liability policy has agreed to pay defense costs under a reservation of rights. The declaratory action against the general liability carriers was remanded to state court with the liability cases. The declaratory action against the directors and officers insurance carrier is pending in federal court but a motion to remand this action to state court in Washington Parish is pending.

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


Item 6.  Exhibits and Reports on Form 8-K.

             Number and Description of Exhibit
             ---------------------------------
         a)  27.1(a)     Financial Data Schedule

         b)  Not applicable.

































- ------------------------------------------------------------------------
(a) Filed with this Quarterly Report.
(b) Incorporated by reference.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GAYLORD CONTAINER CORPORATION

Date:  May 8, 1996                     /s/ Marvin A. Pomerantz
                                       ------------------------------------
                                       Marvin A. Pomerantz
                                       Chairman and Chief Executive Officer


Date:  May 8, 1996                     /s/ Jeffrey B. Park
                                       ------------------------------------
                                       Jeffrey B. Park
                                       Vice President-Controller
                                       (Principal Accounting Officer)