Form 10-Q
period 1996-06-30
GAYLORD CONTAINER CORP /DE/
filed 1996-08-14
CIK 812700

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to           .

    For Quarter Ended June 30, 1996          Commission file number 1-9915

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


       As of August 8, 1996, the registrant had outstanding 53,723,902 shares of its $0.0001 par value Class A Common Stock (including 14,466,295 shares held in trust for the benefit of the warrant holders) and 14,466,295 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                        PAGE
  PART I.  FINANCIAL INFORMATION					                                  NUMBERS
  ------------------------------

  Item 1.   Financial Statements                                        1 - 5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         6 - 11



  PART II. OTHER INFORMATION
  --------------------------

  Item 1.   Legal Proceedings                                          12 - 14

  Item 2.   Changes in Securities                                         14

  Item 3.   Defaults Upon Senior Securities                               14

  Item 4.   Submission of Matters to a Vote of Security Holders           14

  Item 5.   Other Information                                             14

  Item 6.   Exhibits and Reports on Form 8-K                           14 - 15


  SIGNATURES                                                              16
  ----------


  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  CONDENSED CONSOLIDATED BALANCE SHEETS,
  JUNE 30, 1996 AND SEPTEMBER 30, 1995
  --------------------------------------------------------------------------

                                                     JUNE 30,     SEPTEMBER 30,
                                                       1996           1995
                                                  ------------    ------------
  ASSETS                                                     (In millions)
  CURRENT ASSETS:
    Cash and equivalents                              $   32.4        $   32.5
    Trade receivables (less allowances of
     $6.7 million and $6.5 million, respectively)        115.8           140.0
    Inventories (Note 2)                                  79.0            73.1
    Deferred income taxes                                 37.4            49.6
    Other current assets                                   9.2            11.1
                                                       -------         -------
        Total current assets                             273.8           306.3
                                                       -------         -------

  PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost             1,050.2         1,013.9
    Less accumulated depreciation                        414.4           373.9
                                                       -------         -------
        Property - net                                   635.8           640.0
                                                       -------         -------
  OTHER ASSETS                                            37.0            41.7
                                                       -------         -------
          TOTAL                                       $  946.6        $  988.0
                                                       =======         =======
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES:
    Current maturities of long-term debt              $   11.1        $   15.6
    Trade payables                                        55.4            51.7
    Accrued and other liabilities                         65.4            82.6
                                                       -------         -------
        Total current liabilities                        131.9           149.9
                                                       -------         -------

  LONG-TERM DEBT                                         632.0           671.5

  OTHER LONG-TERM LIABILITIES                             25.0            27.5

  DEFERRED INCOME TAXES                                   25.8            25.9

  COMMITMENTS AND CONTINGENCIES                            -               -

  STOCKHOLDERS' EQUITY:
    Class A common stock - par value, $.0001 per share;
      authorized 125,000,000 shares; issued 54,203,880
      shares and 54,124,530 shares, respectively, and
      outstanding 54,183,379 shares and 54,077,527
      shares, respectively                                 -               -
    Capital in excess of par value                       173.3           172.6
    Retained deficit                                     (36.9)          (54.7)
    Common stock in treasury - at cost; 20,501 shares
     and 47,003 shares, respectively                      (0.2)           (0.4)
    Recognition of minimum pension liability              (4.3)           (4.3)
                                                       -------         -------
    Total stockholders' equity                           131.9           113.2
                                                       -------         -------
          TOTAL                                       $  946.6        $  988.0
                                                       =======         =======

    See notes to condensed consolidated financial statements.



    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
    ----------------------------------------------

    CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
    JUNE 30, 1996 AND 1995 (In millions, except per share data)
    --------------------------------------------------------------------------

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                   1996               1995
                                                ----------         ----------
    NET SALES                                    $ 225.5            $ 285.2
    COST OF GOODS SOLD                             181.7              199.8
                                                  ------             ------
    GROSS MARGIN                                    43.8               85.4
    SELLING AND ADMINISTRATIVE COSTS               (24.9)             (23.4)
                                                  ------             ------
    OPERATING EARNINGS                              18.9               62.0
    INTEREST EXPENSE - Net                         (18.8)             (21.3)
    OTHER INCOME - Net                               0.1                0.1
                                                  ------             ------
    EARNINGS BEFORE TAXES                            0.2               40.8
    INCOME TAXES                                     0.1                1.0
                                                  ------             ------
    NET INCOME                                       0.1            $  39.8
                                                                     ======
    RETAINED DEFICIT:
      BEGINNING OF PERIOD                          (37.0)
                                                  ------
      END OF PERIOD                              $ (36.9)
                                                  ======
    EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE                           $  0.00            $  0.72
                                                  ======             ======
    AVERAGE NUMBER OF COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                 55.1               55.2
                                                  ======             ======





    See notes to condensed consolidated financial statements.


    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
    ----------------------------------------------

    CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
    JUNE 30, 1996 AND 1995 (In millions, except per share data)
    -------------------------------------------------------------------

                                                NINE MONTHS ENDED JUNE 30,
                                                --------------------------
                                                   1996               1995
                                                  ------             -------
    NET SALES                                    $ 698.6            $ 782.7
    COST OF GOODS SOLD                             534.8              565.7
                                                  ------             ------
    GROSS MARGIN                                   163.8              217.0
    SELLING AND ADMINISTRATIVE COSTS               (71.4)             (71.3)
                                                  ------             ------
    OPERATING EARNINGS                              92.4              145.7
    INTEREST EXPENSE - Net                         (57.9)             (64.5)
    OTHER INCOME (EXPENSE) - Net                     0.3               (0.1)
                                                  ------             ------
    EARNINGS BEFORE TAXES AND
      EXTRAORDINARY ITEM                            34.8               81.1
    INCOME TAXES                                    14.4                2.0
                                                  ------             ------
    EARNINGS BEFORE EXTRAORDINARY ITEM              20.4               79.1
    EXTRAORDINARY LOSS (Note 3)                     (2.6)               -
                                                  ------             ------
    NET INCOME                                      17.8            $  79.1
                                                                     ======
    RETAINED DEFICIT:
      BEGINNING OF PERIOD                          (54.7)
                                                  ------
      END OF PERIOD                              $ (36.9)
                                                  ======
    EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE:
        EARNINGS BEFORE EXTRAORDINARY ITEM       $  0.37            $  1.44
        EXTRAORDINARY LOSS (Note 3)                (0.05)               -
                                                  ------             ------
        NET INCOME                               $  0.32            $  1.44
                                                  ======             ======
    AVERAGE NUMBER OF COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                 55.1               55.0
                                                  ======             ======





    See notes to condensed consolidated financial statements.



  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
  JUNE 30, 1996 AND 1995
  -------------------------------------------------------------------------

                                                    NINE MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                      1996            1995
                                                    --------        --------
                                                        (In millions)
  CASH FLOWS FROM OPERATIONS:
    Earnings before extraordinary item              $ 20.4          $ 79.1
    Adjustments to reconcile earnings before
     extraordinary item to net cash from operating
     activities:
        Depreciation and amortization                 48.6            48.5
        Non-cash interest expense                     31.2            34.5
        Deferred income taxes                         13.7             -
        Change in current assets and liabilities,
         excluding acquisitions and dispositions       8.1           (53.9)
        Other - net                                   (3.6)           (5.4)
                                                     -----           -----
  Net cash provided by operations                    118.4           102.8
                                                     -----           -----
  CASH FLOWS FROM INVESTMENTS:
    Capital expenditures                             (39.4)          (44.3)
    Capitalized interest                              (0.5)           (2.1)
    Other investments - net                            0.3            (0.1)
                                                     -----           -----
  Net cash used for investments                      (39.6)          (46.5)
                                                     -----           -----
  CASH FLOWS FROM FINANCING:
    Senior debt - repayments                         (12.5)          (67.6)
    Early retirement of debt (Note 3)                (66.8)            -
    Other financing - net                              0.4             1.1
                                                     -----           -----
  Net cash used for financing                        (78.9)          (66.5)
                                                     -----           -----
  Net decrease in cash and equivalents                (0.1)          (10.2)
  Cash and equivalents, beginning of period           32.5            17.4
                                                     -----           -----
  Cash and equivalents, end of period               $ 32.4          $  7.2
                                                     =====           =====
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for:
    Interest                                        $ 27.4          $ 35.4
                                                     =====           =====
    Income taxes                                    $  2.9          $  1.2
                                                     =====           =====
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
    Write-off of deferred financing fees            $  1.4          $  -
                                                     =====           =====
    Property additions                              $  1.1          $ 43.4
                                                     =====           =====
    Increase in total debt                          $  1.1          $ 43.4
                                                     =====           =====

  See notes to condensed consolidated financial statements.

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ----------------------------------------------------

  1.  GENERAL
      -------
  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three months and nine months ended June 30, 1996 and 1995 and cash flows for the nine months ended June 30, 1996 and 1995, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. Certain amounts in the statement of cash flows for fiscal 1995 have been reclassified to conform with the current-year presentation. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1995.


  2.  INVENTORIES
      -----------

                                                  JUNE 30,       SEPTEMBER 30,
                                                    1996             1995
                                                -----------      -------------
                                                       (In millions)
  Inventories consist of:
  Finished products                                $18.1            $17.4
  In process                                        38.6             34.8
  Raw materials                                      9.6             15.1
  Supplies                                          14.6             15.8
                                                    ----             ----
  Total                                             80.9             83.1
  LIFO valuation adjustment                         (1.9)           (10.0)
                                                    ----             ----
     Total                                         $79.0            $73.1
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


  4.  SUBSEQUENT EVENT
      ----------------
  On July 12, 1996, the Company contributed its grocery bag manufacturing net assets to S&G Packaging, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, in exchange for a 35 percent equity interest in the new company. The Company has the option to purchase an additional 15 percent interest within the next five years. Beginning July 13, 1996, the financial results of S&G Packaging will be reported on the equity method of accounting and included in other income/expense on the Company's income statement.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS
  ---------------------
  Third Quarter of Fiscal 1996 Compared with Third Quarter of Fiscal 1995.

  Net sales for the third quarter of fiscal 1996 were $225.5 million, a decrease of approximately 21 percent compared with net sales of $285.2 million for the third quarter of fiscal 1995. Operating earnings for the current quarter were $18.9 million compared with $62.0 million for the year-ago quarter. Net income for the current quarter totaled $0.1 million, or $0.00 per share, compared with $39.8 million, or $0.72 per share, for the year-ago quarter.

  Sales and earnings in the third quarter of fiscal 1996 were adversely affected by lower average selling prices for the Company's products, which decreased operating earnings by approximately $74 million compared with the third quarter of fiscal 1995. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 36 percent, 47 percent and 18 percent, respectively, in the third quarter of fiscal 1996 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper, multiwall bags and grocery bags and sacks decreased approximately 32 percent, 6 percent and 25 percent, respectively, in the current quarter compared with the prior-year quarter.

  Sales and earnings in the third quarter of fiscal 1996 were favorably affected by higher mill production and corrugated shipments which were partially offset by incremental operating costs associated with expanded capacity in the Company's converting operations. These factors increased operating earnings by approximately $6 million.

  Quarter-over-quarter, total mill production increased to 4,278 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,220 TPD. Containerboard production in the third quarter of fiscal 1996 of 3,560 TPD was essentially unchanged from 3,580 TPD in the prior-year quarter. Market-related down time at the Company's Bogalusa, Louisiana mill, totaling approximately 88 TPD in the third quarter of fiscal 1996 was partially offset by significantly improved operating performance at the Antioch, California mill. Unbleached kraft paper production in the current quarter increased approximately 12 percent to 718 TPD from 640 TPD in the prior-year quarter.

  Corrugated shipments totaled 3.4 billion square feet in the third quarter of fiscal 1996, an increase of approximately 10 percent compared with 3.1 billion square feet in the year-ago quarter. Shipments from a new sheet feeder plant accounted for approximately one-third of the increase. Multiwall bag shipments increased to 12.6 thousand tons in the current quarter compared with shipments of 12.4 thousand tons in the third quarter of fiscal 1995. Grocery bag and sack shipments increased approximately 26 percent to 28.7 thousand tons from shipments of 22.8 thousand tons in the year-ago quarter. The quarter-over-quarter gain in grocery bag and sack shipments was due to an approximately 85 percent increase in shipments of the Gaylord Handle-Bag R compared with the prior-year quarter.

  Gross margin as a percentage of net sales for the third quarter of fiscal 1996 decreased to 19.4 percent from 29.9 percent in the prior-year quarter primarily due to lower selling prices for the Company's products, partially offset by lower fiber costs (primarily the cost of old corrugated containers
  (OCC)) and improved volume. Lower fiber costs increased operating earnings by approximately $30 million. The Company's average delivered cost of OCC decreased approximately 61 percent in the third quarter of fiscal 1996 compared with the year-ago quarter.

  Selling and administrative costs of $24.9 million for the current quarter increased from $23.4 million in the prior-year quarter. Net interest expense declined from the prior-year quarter by $2.5 million to $18.8 million in the third quarter of fiscal 1996 primarily due to lower average debt levels resulting from the Company's debt reduction efforts.

  In the third quarter of fiscal 1996, the Company recorded a tax provision of $0.1 million which corresponds to an effective tax rate of approximately 41 percent. In the third quarter of fiscal 1995, the Company recorded a tax provision of $1.0 million, an effective rate of 2.5 percent, due to the application of net operating loss carryforwards.

  First Nine Months of Fiscal 1996 Compared with First Nine Months of Fiscal
  1995

  Net sales for the first nine months of fiscal 1996 were $698.6 million, a decrease of approximately 11 percent from net sales of $782.7 million for the first nine months of fiscal 1995. Operating earnings for the current period were $92.4 million compared with $145.7 million for the year-ago period, which represents a decrease of approximately 37 percent. Earnings before extraordinary item for the first nine months of fiscal 1996 were $20.4 million, or $0.37 per share. Including a $2.6 million extraordinary loss ($0.05 per share) on the early retirement of debt, net income for the current period totaled $17.8 million, or $0.32 per share, versus $79.1 million, or $1.44 per share, for the year-ago period.

  Sales and earnings in the first nine months of fiscal 1996 were adversely affected by lower average selling prices for most of the Company's products, which decreased operating earnings by approximately $70 million. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 14 percent, 28 percent and 3 percent, respectively, versus the comparable prior-year period. Average selling prices for the Company's multiwall bags increased approximately 3 percent, while average selling prices for unbleached kraft paper and grocery bags and sacks decreased approximately 14 percent and 10 percent, respectively, in the first nine months of fiscal 1996 compared with the year-ago period.

  Sales and earnings in the first nine months of fiscal 1996 were also adversely affected by lower mill and converted product shipments, which decreased operating earnings by approximately $33 million compared with the year-ago period. Total mill production decreased approximately 4 percent in the first nine months of fiscal 1996 to 3,928 TPD compared to 4,096 TPD in the year-ago period.

  Containerboard production in the first nine months of fiscal 1996 of 3,241 TPD decreased approximately 3 percent from 3,358 TPD in the year-ago period. Unbleached kraft paper production in the current period decreased approximately 7 percent to 687 TPD from 738 TPD in the year-ago period. These decreases are primarily the result of approximately 82 thousand tons of market-related down time taken at the Bogalusa and Antioch mills.

  Corrugated shipments of approximately 9.5 billion square feet increased approximately 2 percent in the first nine months of fiscal 1996 compared with 9.3 billion square feet shipped in the year-ago period. Multiwall bag shipments of 37.2 thousand tons decreased approximately 8 percent compared with the year-ago period's shipments of 40.4 thousand tons. Grocery bag and sack shipments of 85.1 thousand tons increased approximately 7 percent compared with the year-ago period's shipments of 79.2 thousand tons. The year-over-year increase is due primarily to an increase of approximately 63 percent in shipments of the Gaylord Handle-Bag.

  Gross margin as a percentage of net sales for the first nine months of fiscal 1996 decreased to 23.4 percent from 27.7 percent in the year-ago period. The decrease in margin was primarily due to lower selling prices and volume, partially offset by lower fiber costs. Lower fiber costs increased operating earnings by approximately $54 million in the first nine months of fiscal 1996 versus the prior-year period. The Company's average delivered cost of OCC decreased approximately 47 percent in the first nine months of fiscal 1996 compared with the year-ago period.

  Selling and administrative costs of $71.4 million for the first nine months of fiscal 1996 were essentially unchanged from the year-ago period. Net interest expense decreased from the prior-year period by $6.6 million to $57.9 million for the first nine months of fiscal 1996 primarily due to lower average debt levels, partially offset by accretion of the discount on subordinated debt.

  In the first nine months of fiscal 1996, the Company recorded a tax provision of $14.4 million which corresponds to an effective tax rate of approximately 41 percent. In the first nine months of fiscal 1995, the Company recorded a current tax provision of $2.0 million, an effective rate of 2.5 percent, due to the application of net operating loss carryforwards.

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

  Net cash provided by operations for the first nine months of fiscal 1996 was $118.4 million, compared with $102.8 million a year ago. The favorable comparison to the prior-year period was primarily due to a reduction in working capital.

  Capital expenditures of $39.4 million in the first nine months of fiscal 1996 decreased by $4.9 million from $44.3 million in the first nine months of fiscal 1995. In the first nine months of fiscal 1995, the Company also purchased $43.4 million of equipment financed by capital leases and debt obligations secured by the assets acquired.

  In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. For the first nine months of fiscal 1996, proceeds from asset disposals exceeded East Mill related costs by approximately $0.5 million. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. While some demolition and asbestos removal has begun, the Company has deferred incurring substantial expenditures for such activities until the final disposition of the remaining mill assets has been determined. At June 30, 1996, balance sheet valuation allowances for demolition and asbestos removal were approximately $3.4 million and $14.2 million, respectively, reducing the book value of the East Mill to $0.2 million.

  In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. For the first nine months of fiscal 1996, the Company charged approximately $1.8 million of costs associated with the fiscal 1994 non-recurring operating charges to balance sheet accruals. At June 30, 1996, the Company has remaining balance sheet accruals for such costs of $1.6 million (primarily lease termination costs). In addition, the Company has remaining balance sheet accruals of approximately $0.6 million for non-recurring operating charges (primarily lease termination costs) recognized in years prior to fiscal 1994 and anticipates incurring such costs ratably over the next two years.

  On July 12, 1996, the Company contributed its grocery bag manufacturing net assets to S&G Packaging, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, in exchange for a 35 percent equity interest in the new company. The Company has the option to purchase an additional 15 percent interest within the next five years. Beginning July 13, 1996, the financial results of S&G Packaging will be reported on the equity method of accounting and included in other income/expense on the Company's income statement.

  The Company's Board of Directors has authorized the repurchase of up to 6 million shares of the Company's common stock. The shares will be repurchased from time to time in the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option plans and employee stock purchase plan.

  Liquidity

  At June 30, 1996, the Company had cash and equivalents of $32.4 million, a decrease of $0.1 million from September 30, 1995, as cash used for financing and investments (principally the early retirement of debt and capital spending) was essentially equal to cash provided by operations. Total debt decreased by $44.0 million to $643.1 million at June 30, 1996 from $687.1 million at September 30, 1995. The decline in total debt was due to the purchase and retirement of $65.3 million principal amount of the Company's publicly traded debt securities, partially offset by accretion of the Company's Senior Subordinated Discount Debentures due 2005 (the Subordinated Discount Debentures). On May 15, 1996, the Subordinated Discount Debentures became fully accreted, and cash interest began to accrue from that date. The first cash interest payment on these securities is payable in the first quarter of fiscal 1997. This will result in a significant increase in the Company's future cash requirements. At June 30, 1996, the Company had no borrowings and more than $225 million of credit available under the revolving portions of its credit agreements. The Company will continue to evaluate the advisability of using future excess cash flow to reduce debt. The Company recently amended its bank credit agreement to (i) allow the S&G Packaging joint venture, (ii) allow the common stock repurchase and (iii) modify the financial covenants to allow the Company greater financial flexibility.

  Based upon July 1996 product prices and fiber costs, the Company believes that cash provided by operations and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. Further price erosion or higher fiber costs could require modifications to certain of the financial covenants in the Company's bank credit agreement.

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

         		On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the state of Delaware alleging breach of fiduciary duties on two counts.  The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants.  Both counts allege that the Company's stockholder
           Rights Agreement, adopted on June 12, 1995, amendments to the
           Company's charter and by-laws, adopted on July 21, 1995, and a redemption of Warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company.  The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer.  In the alternative, the plaintiffs seek compensatory damages.  The Company believes the allegations are without merit and has moved to dismiss the consolidated complaint.  The motion is fully briefed and is awaiting a decision.

         		On October 23, 1995, a rail tank car accident occurred on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical
           Corporation, a wholly owned subsidiary of the Company.  The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals.  More than 70 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation, the Company, certain of their respective officers and other unrelated corporations and individuals.  On April 1, 1996, the federal judge dismissed all but
         		one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the
           district court in Washington Parish, Louisiana, where they have been consolidated.  The remaining federal action has been stayed.

         		On May 21, 1996 the Louisiana state court established a Plaintiff's
           Liaison Committee (PLC) to coordinate and oversee the more than 70 consolidated cases on behalf of plaintiffs.  On June 26, 1996 the
           PLC and defendants agreed to a Case Management Order (CMO) that was subsequently entered by the Court.  Pursuant to this CMO, the plaintiffs filed a single Consolidated Master Petition against
           Gaylord Chemical Corporation, the Company and twenty-one other defendants.  In this Consolidated Master Petition all claims against the individuals (including the officers of Gaylord Chemical
           Corporation and the Company) have been dropped.  Also, pursuant to the terms of the June 25th CMO, all of the individual actions filed before the Consolidated Master Petition have been, or shortly will be, dismissed.  The Consolidated Master Petition includes
           substantially all of the claims and theories asserted in the prior lawsuits including, negligence, strict liability and res ispa loquitur, as well as several claims of statutory liability.
           Compensatory and punitive damages are sought.  The Company and its subsidiaries are vigorously contesting all of these claims.

         		On July 15, 1996 the state court certified these consolidated actions as a single class action.  The class was tentatively defined to include all those persons or entities who claim to have been injured as a result of the October 23, 1995 incident.  This definition may be amended, or subclasses established, depending on the results of discovery.  Written and document discovery is proceeding.

         		In June and July several individual plaintiffs filed supervisory writs seeking to challenge the validity of the Court's (i) May 21,
           1996 Order establishing the PLC; (ii) June 25, 1996 CMO; and (iii)
           July 15, 1996 Order certifying these consolidated cases as a class action.  Some, but not all, of these supervisory writs have been fully briefed and no rulings have been rendered by the Court of
           Appeals.

         		In addition, the Company, its subsidiary and numerous other third party companies have been named as defendants in a single action brought by two plaintiffs in Mississippi State Court, Hinds County.
           This case is not filed as a class action but seeks to allege claims similar to those in the Louisiana State Court.  All defendants in the Mississippi case are filing a joint motion to stay or transfer this proceeding.  The Company and its subsidiary are vigorously contesting these claims.

         		The Company and its subsidiary maintain insurance and have filed separate suits seeking a declaratory judgment of coverage against their general liability and directors and officers liability insurance carriers.  These cases are currently pending in state court with the liability cases.  The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and its subsidiary's defense costs under a
           reservation of rights.

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


       Item 6.  Exhibits and Reports on Form 8-K.

               Number and Description of Exhibit
               ---------------------------------
           a)  4.1(a)      First Amendment to Amended and Restated Credit
                           Agreement dated as of May 30, 1996 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as Agent
                  	        and Co-Manager and Wells Fargo Bank National
                           Association, as Co-Manager.

               4.2(a) Second Amendment to Amended and Restated Credit Agreement dated as of July 19, 1996 by and between the Registrant, the financial institutions signatory thereto, and Bankers Trust Company, as Agent.

                    PART II.  OTHER INFORMATION - CONCLUDED

               Number and Description of Exhibit
               ---------------------------------
               10.1(a) S&G Packaging Company, L.L.C. Joint Venture Agreement dated as of July 12, 1996 by and between the Registrant and Stone Container Corporation.

               10.2(a) S&G Packaging Company, L.L.C. Limited Liability Company Agreement dated as of July 12, 1996.

               27.1(a)     Financial Data Schedule

                   (b)     Not applicable.







































       ---------------------------------------------------------------------
       (a) Filed with this Quarterly Report.
       (b) Incorporated by reference.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GAYLORD CONTAINER CORPORATION

  Date:  August 8, 1996                  /s/ Marvin A. Pomerantz
                                         -----------------------
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


  Date:  August 8, 1996                  /s/ Jeffrey B. Park
                                         -------------------
                                         Jeffrey B. Park
                                         Vice President-Controller
                                         (Principal Accounting Officer)

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GAYLORD CONTAINER CORPORATION

  Date:  August 8, 1996
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


  Date:  August 8, 1996
                                         Jeffrey B. Park
                                         Vice President-Controller
                                         (Principal Accounting Officer)