Form 10-K
period 1996-09-30
GAYLORD CONTAINER CORP /DE/
filed 1996-12-12
CIK 812700

FORM 10-K
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington DC 20549



 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934
     For the fiscal year ended September 30, 1996

     or

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

Registrant's telephone number, including area code: (847) 405-5500


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                   which registered

Class A Common Stock, $.0001 par value per share American Stock Exchange (52,711,832 shares outstanding as of November 27, 1996)

Redeemable Exchangeable Warrants                  American Stock Exchange
(3,035,205 warrants outstanding as of November 27, 1996)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ______

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 27, 1996, was approximately $310 million.

               Documents Incorporated by Reference

The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 5, 1997 is incorporated into Part III of this Annual Report on Form 10-K.

                                 Part I

                             Item 1. Business


Development
Gaylord Container Corporation (including its subsidiaries, the Company) acquired businesses which had been owned by Crown Zellerbach Corporation on November 17, 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's facilities currently consist of three containerboard and unbleached kraft paper mills, 14 corrugated container plants, three corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and through a wholly owned, independently operated subsidiary, a specialty chemicals facility.
     In September 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. In November 1992, the Prepackaged Plan was consummated.
     In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the capital spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested in its paper mills. In fiscal 1995, as part of the capital plan, the Company opened one new converting plant and relocated or expanded three converting plants.
     On July 12, 1996, the Company contributed grocery bag manufacturing net assets to S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, in exchange for a 35 percent equity interest in the new company. The Company has the option to purchase an additional 15 percent interest within the next five years.

General
Corrugated containers are a safe and economical way to transport manufactured and bulk goods. Increasingly, corrugated containers are also used as integrated transportation and marketing devices in the form of point-of-sale displays. The major corrugated container end-use markets are food, beverage and agricultural products; paper and fiber products; petroleum, petrochemical resins, plastics and rubber products; glass and metal containers; electronic appliances; and electrical and other machinery. Most corrugated containers are produced and sold according to individual customer specifications.
     Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard in corrugated container and corrugated sheet feeder plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued in corrugated container or corrugated sheet plants to produce corrugated containers.
     Generally, corrugated containers are delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated containers make shipping costs a relatively high percentage of total costs. As a result, corrugated container plants tend to be located close to customers to minimize freight costs.
     To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants and to reduce waste by closely matching the width of paper rolls to their corrugators, vertically integrated containerboard manufacturers routinely exchange containerboard from mills in one location for containerboard having a similar value from mills located elsewhere in the United States. Producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis weight ranges and trim widths and to obtain paper grades they do not produce.
     Unbleached kraft paper is the principal raw material used in the manufacture of multiwall bags and grocery bags and sacks. Multiwall bags are used by producers in such industries as pet food, chemical, agricultural, food, metal, plastics and rubber. Multiwall bags and grocery bags and sacks are manufactured through a process of printing, cutting, folding and gluing kraft paper to meet customer specifications.

     Cellulose fiber, produced from woodchips, is the principal raw material used in the manufacture of containerboard and kraft paper. The industry's use of recycled fiber, however, has been increasing. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.
     In calendar 1995, industry trade associations estimated U.S. corrugated product sales and multiwall bag sales to be $23.4 billion and $1.3 billion, respectively. It has also been estimated that virgin containerboard and unbleached kraft paper capacity utilization rates in the United States averaged 95 percent and 76 percent, respectively, in calendar 1995 and 92 percent and 73 percent, respectively, for the first nine months of calendar 1996.
     Industry trade publications estimated that calendar year 1996 U.S. containerboard and unbleached kraft paper annual capacities were 35.6 million tons and 2.6 million tons, respectively. This represents an increase in containerboard capacity of approximately 6 percent and a decrease in unbleached kraft paper capacity of approximately 4 percent, compared with the prior year.
     Demand for corrugated containers, containerboard and unbleached kraft paper is affected by the level of growth of economic activity and, in the case of containerboard, the strength of the U.S. dollar. For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Sales
Corrugated containers and sheets, multiwall bags and solid fibre products collectively represent approximately 85 percent of the Company's net sales while containerboard and unbleached kraft paper represent approximately 15 percent of such sales. Sales of the Company's products are not seasonal to any significant degree.
     The Company sells its products to thousands of customers, with the 10 largest accounting for approximately 16 percent of net sales in fiscal 1996 and 13 percent and 11 percent, respectively, in fiscal 1995 and fiscal 1994. The Company's largest customer accounted for approximately 4 percent of the Company's net sales in fiscal 1996 and approximately 3 percent and 2 percent, respectively, in fiscal 1995 and fiscal 1994. Corrugated containers are generally produced to customer order for delivery from four to ten days after receipt of the order. As a result, the Company's backlog generally does not exceed 3 percent of annual corrugated container sales at any particular time.
     In general, each converting facility has its own sales force that is responsible for marketing and distribution to local customers. A national account sales force handles converted product sales to large customers who utilize centralized purchasing for multiple locations. In total, the Company's sales force for converted products at September 30, 1996 consisted of approximately 130 salespersons. Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a small centralized marketing and sales group.
     The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $71.5 million, $113.9 million and $45.7 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Fluctuations in export sales are primarily the result of changes in selling prices for linerboard and unbleached kraft paper.

Products
Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end users. Corrugated shipments were a record 13.3 billion square feet in fiscal 1996, an increase of approximately 8 percent from the prior year. Shipments in fiscal 1996 benefited from an extra week in the fiscal year. Adjusting for the extra week, corrugated shipments increased approximately 6 percent due to shipments from a new sheet feeder plant and capacity additions related to the capital investment program. From fiscal 1994 to fiscal 1995, corrugated shipments decreased approximately 3 percent, primarily due to the sale or closing of two corrugated container plants during fiscal 1994. Adjusting for the prior year shipments from these two plants, corrugated shipments increased approximately 1 percent in fiscal 1995.
     Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. Production of containerboard increased slightly to a record 1,243,300 tons in fiscal 1996 from 1,200,500 tons in the prior year. Adjusting for the extra week in fiscal 1996, containerboard production increased approximately 2 percent versus the prior year despite "losing" approximately 60,000 tons of production primarily due to market-driven downtime. During fiscal 1995, the Company's production of containerboard increased slightly from 1,194,900 tons in fiscal 1994. In addition to its own production, the Company has agreed to purchase, at market prices, through 2004 approximately 24,000 tons per year of containerboard from Newark Group Industries, Inc. During fiscal 1996, fiscal 1995 and fiscal 1994, the Company's corrugated plants consumed the equivalent of approximately 80 percent, 78 percent and 82 percent, respectively, of the Company's containerboard production and purchase commitments.

     Multiwall Bags. The Company produces many varieties of medium to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments were essentially flat in fiscal 1996. The Company's multiwall bag shipments increased to a record 52,400 tons in fiscal 1995, an increase of approximately 2 percent from 51,500 tons in fiscal 1994.
     Grocery Bags and Sacks. Prior to contributing its grocery bag manufacturing assets to S&G Packaging in July 1996, the Company shipped (for the 9 1/2 month period) approximately 88,200 tons of grocery bags and sacks. The Company shipped approximately 105,000 tons of grocery bags and sacks in fiscal 1995, a decrease of approximately 10 percent versus shipments of 116,500 tons in the prior year. The decrease in shipments in fiscal 1995 was primarily due to reduced demand for standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased. This decline was partially offset by increased shipments of Gaylord Handle-Bags R.
     Unbleached Kraft Paper. The Company is a supplier of unbleached kraft paper to independent multiwall bag and grocery bag and sack converters. During fiscal 1996, the Company produced 256,900 tons of unbleached kraft paper despite the "loss" of approximately 20,000 tons primarily due to market-driven downtime. This compares with 263,900 tons and 250,700 tons in fiscal 1995 and fiscal 1994, respectively. In addition to its own production, the Company has agreed to purchase approximately 35,000 tons per year of unbleached kraft paper from Riverwood International U.S.A., Inc., through 1999. The Company has an agreement to supply S&G Packaging with approximately 130,000 tons of unbleached kraft paper per year. During fiscal 1996, the Company's multiwall bag and grocery bag and sack plants consumed, or the Company sold pursuant to its paper supply agreement, approximately 59 percent of its unbleached kraft paper production and purchase commitments. During fiscal 1995 and fiscal 1994, the Company's multiwall bag and grocery bag and sack plants consumed the equivalent of approximately 54 percent and 58 percent, respectively, of the Company's unbleached kraft paper production and purchase commitments.
     Specialty Chemicals. Gaylord Chemical Corporation, a wholly owned, independently operated, subsidiary of the Company, utilizes a process stream from the Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a natural gas odorant, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, agricultural and pharmaceutical industries. Management believes that Gaylord Chemical Corporation is the sole domestic producer of DMSO and estimates that Gaylord Chemical Corporation produces 35 to 40 percent of the world's supply of DMSO. Sales of these products for fiscal 1996, fiscal 1995 and fiscal 1994 were $18.2 million, $16.7 million and $14.3 million, respectively.
     Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used for corrugated containers.
     The Company operates a cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill. Pursuant to a long-term agreement, the Company sells a specified amount of electricity representing the cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company, subject to certain adjustments. Electricity sales pursuant to this agreement were $6.6 million in both fiscal 1996 and fiscal 1995 and $8.5 million in fiscal 1994.

Raw Materials
The Bogalusa, Louisiana mill uses approximately 75 percent pulpwood and woodchips in the manufacture of containerboard and unbleached kraft paper, of which 40 percent to 45 percent was supplied by Weyerhaeuser Company (Weyerhaeuser), successor in interest to Hanson Natural Resources Company, in the last three fiscal years and the remainder was purchased on the open market. The Company has certain agreements through 2016 pursuant to which Weyerhaeuser is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at prices based on independent market transactions and, through 1998, hog fuel (which consists of bark and other residual fiber from trees) at prices derived from prices of an alternative fuel. Recycled fiber accounts for the remainder of the mill's fiber requirements.

     The Antioch, California mill uses 100 percent recycled fiber. Approximately 80 percent of the old corrugated containers (OCC) used as a source of recycled fiber at the Antioch mill are supplied under contracts with several suppliers at market prices. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide significant quantities of OCC at market prices. The remainder is purchased on the open market.
     The Pine Bluff, Arkansas mill uses approximately 75 percent wood chips, of which approximately 32 percent, 23 percent and 25 percent was supplied by Weyerhaeuser in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, with the remainder generally purchased pursuant to annual contracts with a number of different chip suppliers in the area. The contract with Weyerhaeuser provides for a supply of wood chips at market prices through June 30, 1997, at which time it will be renegotiated. Recycled fiber accounts for the remainder of the mill's fiber requirements.
     During fiscal 1996, the Company's performance, as compared to fiscal 1995, was favorably affected by lower fiber costs, primarily due to significant decreases in OCC prices. From its peak of $230 per ton in May 1995 the delivered cost of OCC dropped to approximately $95 per ton in September 1996. The secondary fiber market, however, is difficult to predict, and there can be no assurance of the direction future OCC prices will take. In fiscal 1996, fiber represented approximately 40 percent of the Company's containerboard and unbleached kraft paper production costs and future increases in fiber prices would adversely affect the Company's profitability.

Energy
The Company's mills require significant amounts of steam and electricity in their operation. The Company has a supply agreement through 1998 pursuant to which Weyerhaeuser provides hog fuel for the production of steam at the Bogalusa mill. In fiscal 1996, the Bogalusa mill produced all of its steam and generated approximately 63 percent of its electricity requirements. During the same period, the Antioch mill produced all of its steam and approximately 97 percent of its electricity. The Antioch mill has a contract to sell electricity from its cogeneration facility to a public utility through 2013. See "Products."
Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility.
     In fiscal 1996, energy costs accounted for approximately 8 percent of the Company's containerboard and unbleached kraft paper production costs and future increases in energy prices would adversely affect the Company's profitability.

Competition
Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital intensive with high barriers to entry because new facilities require substantial capital and take at least two years to construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has fiber supply agreements described in "Raw Materials." Such agreements covered approximately 40 percent of the Company's pulpwood and wood chip requirements in fiscal 1996.
     In contrast to the containerboard and unbleached kraft paper segment of the industry, the converting segment, which manufactures corrugated products and multiwall bags, has comparatively low barriers to entry. Competition in corrugated products and, to a lesser extent, multiwall bags, is primarily localized, with proximity to customers an important factor in minimizing shipping costs. There are a substantial number of competitors in each of the geographic areas in which the Company's converting facilities are located. Many of such competing facilities are owned by other integrated producers.

Environmental Matters
Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. The Company made capital expenditures for environmental purposes of approximately $4.3 million, $5.5 million and $2.3 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental regulations.

     In December 1993, the Environmental Protection Agency (EPA) proposed regulations implementing portions of the Clean Air Act of 1990 and the Clean Water Act applicable to the pulp and paper industry known as the "cluster rules." The EPA has indicated that significant changes to the regulations will be considered prior to the adoption of the final regulations which are expected to be issued late in 1996, or in early 1997, with compliance required within three years from that date. The Company is evaluating the potential impact of the proposed rules on its operations and capital expenditures over the next several years.
     Preliminary estimates indicate that the Company could be required to make capital expenditures of approximately $5 million to $7 million per year during the three years following issuance to meet the requirements of the proposed rules. The ultimate financial impact of the regulations cannot be predicted with any reasonable certainty and will depend on several factors including the actual requirements imposed under the final rules, new developments in control process technology and cost inflation.

Employees
At September 30, 1996, the Company employed approximately 3,900 people. Approximately 62 percent of the Company's employees are hourly wage employees most of whom are members of various labor unions. The Company's labor agreements covering its employees at its Bogalusa, Antioch and Pine Bluff mills expire in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. In conjunction with the renegotiation of the Antioch mill's labor contract, in fiscal 1995 certain hourly employees accepted an early retirement option, which was designed to reduce future unit labor costs. In fiscal 1996, the Company instituted a staff reduction program to reduce future administrative and overhead costs. The program eliminated approximately 8 percent of the Company's salaried positions. At September 30, 1996, labor contracts at five of the Company's manufacturing facilities covering approximately 16 percent of the Company's union employees have expired or are scheduled to expire before the end of fiscal 1997. The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

                             Item 2. Properties


Manufacturing Properties
The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities:

                                                                          Owned/
Plant                         Products                                    Leased
Mills:
Antioch, California           Containerboard                              Owned
Bogalusa, Louisiana           Containerboard and unbleached kraft paper   Owned
Pine Bluff, Arkansas          Unbleached kraft paper and containerboard   Owned

Corrugated Plants:
Antioch, California           Corrugated containers                       Owned
Atlanta, Georgia              Corrugated containers                       Owned
Bogalusa, Louisiana           Corrugated containers and solid fibre       Owned
Carol Stream, Illinois        Corrugated containers                       Owned
City of Industry, California  Corrugated sheets                           Owned
Dallas, Texas                 Corrugated containers                       Leased
Gilroy, California            Corrugated containers                       Leased
Greenville, South Carolina    Corrugated containers                       Owned
Marion, Ohio                  Corrugated containers                       Owned
Newark, Delaware              Corrugated containers                       Owned
Phoenix, Arizona              Corrugated containers                       Owned
Raleigh, North Carolina       Corrugated containers                       Owned
St. Louis, Missouri           Corrugated containers                       Owned
San Antonio, Texas            Corrugated containers                       Leased
San Antonio, Texas            Corrugated sheets                           Owned
Sunnyvale, California         Corrugated sheets                           Owned
Tampa, Florida                Corrugated containers                       Leased

Bag Plants:
Pine Bluff, Arkansas          Multiwall bags                              Owned
Twinsburg, Ohio               Multiwall bags                              Leased

Other Facilities:
Antioch, California           Electricity cogeneration                    Owned
Bogalusa, Louisiana           Specialty chemicals                         Owned
Livermore, California         Preprinted linerboard                       Leased

     The Bogalusa mill has five paper machines with the capacity to produce linerboard, corrugating medium and unbleached kraft paper. The mill uses softwood and hardwood pulp and recycled fiber from OCC and double lined kraft
(DLK) clippings.
     The Antioch mill has one paper machine with the capacity to produce recycled linerboard and corrugating medium using 100 percent recycled fiber.
     The Pine Bluff mill has one paper machine with the capacity to produce unbleached kraft paper and linerboard. The mill uses softwood pulp and recycled fiber from DLK. See "Business - Products".

Other Properties
The Company leases its executive and general and administrative offices in Deerfield, Illinois. It also leases numerous warehouse facilities and sales offices throughout the United States.




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




           Item 4. Submission of Matters to a Vote of Security Holders


Not applicable

Executive Officers of the Registrant
Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company from the date of its organization. In 1971, Mr. Pomerantz was named Vice President of Continental Can Company, Inc. and in January 1975 was named Vice President and General Manager of its Forest Products Brown Systems Operation. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., an Iowa corporation engaged primarily in real estate investment. From 1980 to 1982, he served as President of the Diversified Group of Navistar International Corporation, formerly International Harvester Corporation, a manufacturer of trucks, and Executive Vice President of Navistar. Mr. Pomerantz serves on the Board of Directors and the Executive Committee of the American Forest & Paper Association. Mr. Pomerantz formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products, and as President of the Board of Regents for the state universities in Iowa.

     Dale E. Stahl has served as President and Chief Operating Officer of the Company since August 1988. From March 1988 through August 1988, Mr. Stahl served as a Vice President of the Company. From March 1978 through March 1988, he was employed by Union Camp Corporation, an integrated paper packaging manufacturer, starting in sales and ultimately being promoted to Vice President-General Manager of the container division. He serves on the Board of Directors and Compensation Committee of AMCOL International Corporation.
     Daniel P. Casey has served as Executive Vice President of the Company since February 1990. From July 1988 through February 1990, he served as Senior Vice President-Financial and Legal Affairs for the Company and from January 1988 through June 1988 in the same position for both the Company and Mid-America Packaging, Inc. (Mid-America), which merged with the Company in June 1988. From March 1987 through January 1988, Mr. Casey served as Vice President-Financial and Legal Affairs for both the Company and Mid-America.
     Lawrence G. Rogna has served as Senior Vice President of the Company since February 1990. From December 1988 through February 1990, Mr. Rogna served as Vice President-Human Resources of the Company. From 1981 to 1988 he was employed by Rohr Industries, Inc., a manufacturer of components for aircraft and space vehicles, where he served as Vice President, Human Resources from 1983 to 1988.

                             Part II

         Item 5. Market for Registrant's Common Stock, Warrants
                    and Related Stockholder Matters


The Company had 725 and 17 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 27, 1996.
     The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1995, all of the Company's 5,250,082 outstanding shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock) automatically converted into an equal number of shares of Class A Common Stock.
     In July 1995, the Company redeemed 25 percent of its 31,845,533 outstanding Warrants, and subsequently, a portion of the remaining Warrants were exchanged pursuant to a "Special Exercise on July 31, 1995." In the two transactions, a total of 13,836,754 Warrants were exchanged for an equal number of shares of Class A Common Stock. On July 31, 1996, each remaining outstanding Warrant became exercisable and could be exchanged for one share of Class A Common Stock. As of September 30, 1996, the Company had outstanding 52,688,233 shares of Class A Common Stock (including 3,167,725 shares held in trust for the benefit of the Warrant holders) and 3,167,725 Warrants. See "Note 12 of Notes to Consolidated Financial Statements."
     Information with respect to quarterly high and low sales prices for the Company's Class A Common Stock and Warrants for each quarterly period for fiscal 1996, fiscal 1995 and fiscal 1994 is contained in "Note 19 of Notes to Consolidated Financial Statements."
     In the third quarter of fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of the Company's Class A Common Stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option plans and employee stock purchase plan. In fiscal 1996, the Company repurchased 1,570,500 shares at a cost of $11.6 million.
     The Company neither declared nor paid any dividends on its common stock during fiscal 1996, fiscal 1995 and fiscal 1994. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock is limited under the terms of its debt agreements. See "Note 9 of Notes to Consolidated Financial Statements."

Item 6. Selected Financial Data


     The following table sets forth selected historical consolidated financial data for the Company. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                  Year Ended September 30, (1)
                                        -----------------------------------------------
In millions, except per share data        1996      1995      1994      1993      1992
Income Statement Data:
Net sales                               $922.0  $1,051.4    $784.4    $733.5    $ 722.8
Cost of goods sold                       716.2     755.0     691.4     652.1      608.4
                                        ------  --------    ------    ------    ------
Gross margin                             205.8     296.4      93.0      81.4      114.4
Selling and administrative costs (2)     (99.1)    (95.5)    (81.0)    (73.8)     (77.0)
Non-recurring operating charges (2) (3)   (8.1)     (5.4)    (15.5)     (9.9)     (58.9)
                                        ------  --------    ------    ------    ------
Operating earnings (loss)                 98.6     195.5      (3.5)     (2.3)     (21.5)
Interest expense - net                   (78.3)    (86.1)    (80.3)    (68.2)   ( 110.8)
Other income (expense) - net              (0.2)      0.6      (0.2)      0.5       (0.2)
                                        ------  --------    ------    ------    ------
Income (loss) before income taxes         20.1     110.0     (84.0)    (70.0)    (132.5)
Income tax benefit (expense) (4)          (8.3)     24.2       -         -          -
                                        ------  --------    ------    ------    ------
Income (loss) before extraordinary
     item and accounting change           11.8     134.2     (84.0)    (70.0)    (132.5)
Extraordinary gain (loss) (5)             (3.2)      -         -       201.5        -
Accounting change (6)                       -        -         -        (1.3)       -
                                        ------  --------    ------    ------    ------
Net income (loss)                       $  8.6  $  134.2    $(84.0)   $130.2    $(132.5)
                                        ======  ========    ======    ======    =======

Earnings per common and
     common equivalent share:
     Income (loss) before extraordinary
          item and accounting change    $ 0.22  $   2.44    $(1.57)   $(1.40)   $ (8.54)
     Extraordinary gain (loss) (5)       (0.06)      -         -        4.04        -
     Accounting change (6)                  -        -         -       (0.03)       -
                                        ------  --------    ------    ------    -------
     Net income (loss)                  $ 0.16  $   2.44    $(1.57)   $ 2.61    $ (8.54)
                                        ======  ========    ======    ======    =======
Weighted average common and
     common equivalent shares
     outstanding (7)                      54.7      55.1      53.6      49.8       15.5
                                        ======  ========    ======    ======    =======

                                                           September 30,
                                        -------------------------------------------------
In millions                               1996      1995      1994      1993      1992
Balance Sheet Data:
Current assets                          $236.1  $  306.3    $206.7    $199.4    $ 229.7
Property - net                           612.3     640.0     592.9     611.1      637.5
Other assets                              84.6      41.7      43.5      49.6       34.5
                                        ------  --------    ------    ------    -------
Total assets                            $933.0  $  988.0    $843.1    $860.1    $ 901.7
                                        ======  ========    ======    ======    =======

Current liabilities (8)                 $166.3  $  149.9    $135.1    $ 99.5    $  98.7
Pre-petition liabilities
     subject to compromise (9)              -         -         -         -       907.1
Long-term debt (less current
     maturities)                         623.1     671.5     696.8     670.1       28.5
Other long-term liabilities and
     deferred income taxes                29.1      53.4      35.0      36.9       23.1
                                        ------  --------    ------    ------    -------
Total liabilities                        818.5     874.8     866.9     806.5    1,057.4
Stockholders' equity (deficit)           114.5     113.2     (23.8)     53.6     (155.7)
                                        ------  --------    ------    ------    -------
Total liabilities and
     stockholders' equity               $933.0  $  988.0    $843.1    $860.1    $ 901.7
                                        ======  ========    ======    ======    =======

(1) The Company operates on a 52/53-week fiscal year. Fiscal 1996 was a 53-week year, while fiscal 1992 through fiscal 1995 were 52-week years.

(2) The Company recognized fees and expenses in connection with a debt restructuring during fiscal 1993 and fiscal 1992 of $7.8 million and $21.0 million (including approximately $4.0 million of employee retention costs which were classified as "Selling and administrative costs"), respectively.

(3) In fiscal 1996, the Company recorded a $8.1 million charge against operating earnings for costs associated with a staff reduction program.
     In fiscal 1995, the Company recorded a $5.4 million charge against operating earnings for costs associated with an optional early retirement program.
     In fiscal 1994, the Company recorded charges against operating earnings of $15.5 million primarily for various asset write-downs and other costs associated with the relocation of three facilities, the closure of a corrugated container plant and the sale of a corrugated container plant. See "Note 2 of Notes to Consolidated Financial Statements."
     In fiscal 1993, the Company recorded a pre-tax charge of $2.1 million for the consolidation of certain grocery bag and sack manufacturing facilities.
     In fiscal 1992, the Company recorded a non-cash pre-tax charge of $32.9 million primarily consisting of an asset write-down, a provision for future demolition costs, costs of asbestos removal and estimated carrying costs pending disposition of the Antioch, California virgin fiber mill.
     In fiscal 1992, the Company recorded a pre-tax charge of approximately $9.0 million for the cost of acquiring the remaining ownership interest in Gaylord Bag Partnership and Bay Sheets, Inc.

(4) In fiscal 1995, the Company recorded a $24.2 million income tax benefit primarily due to the recognition of tax benefits about which substantial doubt as to their realization had previously existed. See "Note 8 of Notes to Consolidated Financial Statements."

(5) In fiscal 1996, the Company recorded an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million, on the early retirement of approximately $75.2 million principal amount of the Company's publicly traded debt. See "Note 3 of Notes to Consolidated Financial Statements."
     In September 1992, the Company filed a voluntary petition for relief and a plan of reorganization (the Prepackaged Plan) under Chapter 11 of the United States Bankruptcy Code. In November 1992, the Company consummated the Prepackaged Plan and emerged from bankruptcy.
     The Company accounted for the consummation of the Prepackaged Plan in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Accounting by Entities in Reorganization Under the Bankruptcy Code." The Company exchanged all of its then outstanding subordinated debt for newly issued 13-1/2% Senior Subordinated Debentures Due 2003, the 10-1/4% Senior Subordinated PIK Notes Due 2001, shares of Class A Common Stock and redeemable exchangeable warrants, which resulted in a forgiveness of debt.
     In fiscal 1993, the Company recorded an extraordinary gain of $201.5 million, net of $1.2 million of income taxes, as a result of the forgiveness of debt.

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

(7) In November 1992, pursuant to the terms of the Prepackaged Plan, the Company issued 6 million shares of Class A Common Stock and approximately 31.8 million Warrants to obtain one share of Class A Common Stock per Warrant. See "Note 12 of Notes to Consolidated Financial Statements."

(8) The Company's failure to pay principal when due under its prior bank credit agreement was an event of default under the Company's Export-Import Bank facility agreement. As a result, at September 30, 1992 amounts outstanding under the Company's Export-Import Bank facility ($11.7 million) could have been subject to acceleration and were classified as "Current liabilities."

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

         Item 7. Management's Discussion and Analysis of Financial Condition
                               and Results of Operations


General
Demand for corrugated containers, containerboard and unbleached kraft paper is cyclical and has historically corresponded to changes in the rate of growth in the U.S. economy and exchange rates for the U.S. dollar. Growth in the U.S. economy generally stimulates demand for packaging products. In addition, weakness of the U.S. dollar versus the currencies of the United States' major trading partners stimulates domestic demand for corrugated products and makes export sales of containerboard more price competitive.
     The cyclicality of demand is accentuated by the inelasticity of supply due to the capital intensive nature of the industry. Because productive capacity cannot be added quickly, during periods of rising demand containerboard and unbleached kraft paper inventory levels tend to fall, exerting upward pressure on prices. In periods when capacity exceeds demand, efforts to control inventory levels are limited because containerboard and unbleached kraft paper mills operate most economically near capacity operating levels.
     Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. The Company can vary its production of unbleached kraft paper, depending on market conditions, because all four of the Company's paper machines that produce unbleached kraft paper also have the capability to produce containerboard.
     From the fall of 1989 through the fall of 1993, published linerboard and grocery sack paper transaction prices declined approximately 27 percent and 34 percent, respectively. Published prices for linerboard and grocery sack paper recovered significantly throughout fiscal 1994 and fiscal 1995, increasing approximately 80 percent and 84 percent, respectively, and reaching record highs. Increases in industry containerboard capacity and softening demand for corrugated containers contributed to an approximately 35 percent decrease in published prices for linerboard between September 1995 and September 1996. Due to increasing demand for corrugated containers and strong export demand for linerboard resulting in lower inventories, November 1996 published industry linerboard prices had increased approximately 6 percent from September 1996.

Results of Operations
Year ended September 30, 1996 (Fiscal 1996) Compared with Year ended September 30, 1995 (Fiscal 1995). Net sales for Fiscal 1996 were $922.0 million, a decrease of approximately 12 percent compared with record net sales of $1,051.4 million for Fiscal 1995. Operating earnings for Fiscal 1996 were $98.6 million compared with record operating earnings of $195.5 million for Fiscal 1995 after non-recurring operating charges of $8.1 million and $5.4 million in Fiscal 1996 and Fiscal 1995, respectively. Net income was $8.6 million, or $0.16 per share, after a $3.2 million extraordinary loss ($0.06 per share) on the early retirement of debt, versus net income in Fiscal 1995 of $134.2 million, or $2.44 per share, including a $24.2 million income tax benefit.
     Sales and earnings in Fiscal 1996 were adversely affected by declining product prices which resulted in significantly lower average selling prices for the Company's products compared with Fiscal 1995. Lower average selling prices decreased operating earnings by approximately $151 million versus the prior fiscal year. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 19 percent, 33 percent and 10 percent, respectively, in Fiscal 1996 compared with Fiscal 1995. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 25 percent and 1 percent, respectively, in Fiscal 1996 versus the prior year.
     Sales and earnings for Fiscal 1996 benefited from record mill production. Increased volume had a favorable effect on operating earnings of approximately $8 million. Total mill production increased approximately 2 percent in Fiscal 1996 compared with the prior year. Production in Fiscal 1996 benefited from an extra week in the fiscal year. Adjusting for the extra week in Fiscal 1996, production was marginally higher despite approximately 80,000 tons of "lost" production primarily due to market downtime. In Fiscal 1996, production of linerboard increased approximately 2 percent to 3,351 tons per day (TPD, calculated on the basis of the number of days in the period) from 3,298 TPD while production of unbleached kraft paper decreased approximately 4 percent to 693 TPD from 725 TPD in the prior year.

     Corrugated shipments were a record 13.3 billion square feet in Fiscal 1996, an increase of approximately 8 percent from Fiscal 1995. Adjusting for the extra week, corrugated shipments increased approximately 6 percent due to shipments from a new sheet feeder plant and capacity additions related to the capital investment program. Multiwall bag shipments of 51,900 tons in Fiscal 1996 were approximately equal to the prior year. Prior to contributing its grocery bag manufacturing assets to S&G Packaging Company, L.L.C., (S&G Packaging), a joint venture with Stone Container Corporation effected in July, 1996, the Company shipped (for the 9 1/2-month period) 88,200 tons of grocery bags and sacks versus 105,000 tons in Fiscal 1995.
     Gross margin as a percentage of net sales for Fiscal 1996 decreased to 22.3 percent from 28.2 percent in the prior year. The decrease in margin is primarily due to significantly lower average net selling prices for the Company's products, partially offset by reduced fiber costs (primarily the cost of OCC) which favorably affected operating earnings by approximately $72 million.
     Selling and administrative costs for Fiscal 1996 were $3.6 million higher than Fiscal 1995. The increase is primarily the result of increased professional fees and group insurance costs, partially offset by a decrease in incentive compensation as a result of reduced profitability.
     Net interest expense decreased to $78.3 million in Fiscal 1996 from $86.1 million in Fiscal 1995. The decrease was primarily due to lower average debt levels, partially offset by accretion in the discount on subordinated debt.
     During fiscal 1996, the Company repurchased and retired $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million net of an income tax benefit of $2.3 million.

Year ended September 30, 1995 (Fiscal 1995) Compared with Year ended September 30, 1994 (Fiscal 1994). Net sales for Fiscal 1995 were a record $1,051.4 million, an increase of approximately 34 percent compared with net sales of $784.4 million for Fiscal 1994. Operating earnings for Fiscal 1995 were a record $195.5 million compared with an operating loss of $3.5 million for Fiscal 1994 after $5.4 million and $15.5 million of non-recurring operating charges in Fiscal 1995 and Fiscal 1994, respectively. Net income was a record $134.2 million, or $2.44 per share, including a $24.2 million income tax benefit, versus a net loss in Fiscal 1994 of $84.0 million, or $1.57 per share.
     Sales and earnings in Fiscal 1995 benefited from a series of product price increases resulting in significantly higher average selling prices for the Company's products compared with Fiscal 1994. Higher average selling prices increased operating earnings by approximately $279 million versus the prior fiscal year. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 43 percent, 84 percent and 30 percent, respectively, in Fiscal 1995 compared with Fiscal 1994. Average selling prices for the Company's unbleached kraft paper, grocery bags and sacks and multiwall bags increased approximately 41 percent, 72 percent and 8 percent, respectively, in Fiscal 1995 versus the prior year.
     Sales and earnings for Fiscal 1995 also benefited from record mill production. The increase in production was achieved despite the temporary idling of the Bogalusa, Louisiana and Antioch, California mills in the fourth quarter of Fiscal 1995 to avoid a build-up of inventories, which resulted in approximately 35,000 tons of "lost" production. In addition, extended down time at the Bogalusa mill in the first quarter of Fiscal 1995 to install a new extended nip press resulted in approximately 10,000 tons of "lost" production. Increased volume had a positive effect on operating earnings of approximately
$6 million. The volume variance includes the benefit of fixed costs eliminated with the sale or closure of two corrugated container plants in Fiscal 1994, net of incremental fixed operating costs associated with capital investments to expand capacity in the Company's converting operations. Total mill production increased approximately 1 percent in Fiscal 1995 compared with the prior year. In Fiscal 1995, production of linerboard increased slightly to 3,298 TPD from 3,282 TPD while production of unbleached kraft paper increased approximately 5 percent to 725 TPD from 689 TPD in the prior year.
     Corrugated shipments of 12.3 billion square feet for Fiscal 1995 were approximately 3 percent lower than Fiscal 1994; however, shipments for Fiscal 1994 include production from two corrugated container plants that were subsequently sold or closed. Adjusting for the prior-year shipments from these two plants, corrugated shipments increased approximately 1 percent year over year. Multiwall bag shipments of 52,400 tons in Fiscal 1995 were approximately 2 percent higher than the prior year. Grocery bag and sack shipments were 105,000 tons, a decrease of approximately 10 percent versus shipments of 116,500 tons in Fiscal 1994. The decline in shipments in Fiscal 1995 was primarily due to reduced demand for standard grocery sacks as a result of greater displacement by plastic bags as prices for grocery sacks increased, partially offset by increased shipments of Gaylord Handle Bags.

     Gross margin as a percentage of net sales for Fiscal 1995 increased to 28.2 percent from 11.9 percent in the prior year. The margin improvement, primarily due to significantly higher average selling prices for the Company's products, was partially offset by increased fiber costs (primarily the cost of OCC) which adversely affected operating earnings by approximately $65 million. Year-over-year, average OCC prices increased approximately 78 percent in Fiscal 1995. In addition, operating earnings were adversely affected by a $5.4 million non-recurring charge for costs associated with an early retirement option accepted by certain hourly employees at the Antioch mill, to reduce future unit labor costs, higher labor costs for incentive programs tied to improved profitability (approximately $7 million) and general inflation of other manufacturing costs.
     Selling and administrative costs for Fiscal 1995 were $14.5 million higher than Fiscal 1994. The increase is primarily the result of higher incentive compensation costs related to improved profitability.
     Net interest expense increased to $86.1 million in Fiscal 1995 from $80.3 million in Fiscal 1994. The increase was primarily due to higher accretion of the discount on subordinated debt of $5.4 million.
     In the fourth quarter of Fiscal 1995, the Company recorded a $28.0 million income tax benefit primarily due to the recognition of tax benefits about which substantial doubt as to their realization had previously existed. In general, the Company has regular and Alternative Minimum Tax (AMT) operating loss carryforwards that exceed its earnings for Fiscal 1995. The Company recorded a current tax provision of $3.8 million in Fiscal 1995 primarily because Internal Revenue Service regulations limit the use of AMT operating loss carryforwards to 90 percent of AMT income.

                        Liquidity and Capital Resources

General
The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.
     Net cash provided by operations for Fiscal 1996 was $164.4 million compared with $194.2 million for the prior year. The unfavorable comparison to Fiscal 1995 was due to significantly lower selling prices for the Company's products.
     Capital expenditures of $54.8 million in Fiscal 1996 decreased $4.1 million from Fiscal 1995. In addition to the capital spending, the Company acquired
$5.6 million and $45.1 million of equipment financed by capital leases and debt obligations secured by the assets acquired in Fiscal 1996 and Fiscal 1995, respectively. In Fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested in its paper mills. The Company has the ability to adjust the timing of certain capital projects depending upon industry conditions. The Company plans to finance the remainder of the five-year capital plan with cash provided by operations, debt obligations secured by the assets acquired, or borrowings under its revolving credit facilities.
     At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. In Fiscal 1996, the Company incurred approximately $3.8 million of costs for demolition and to maintain the East Mill, which were partially offset by the sale of scrap. Demolition of the remaining structures on the mill site could require the Company to incur costs for asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At September 30, 1996, balance sheet accruals for demolition and asbestos removal were approximately $2.8 million and $15.3 million, respectively, and the net book value of the East Mill was $0.7 million.
     In Fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and
(iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. In Fiscal 1996 and Fiscal 1995, the Company charged approximately $1.8 million and $8.3 million, respectively, of costs associated with the Fiscal 1994 non-recurring operating charges to balance sheet accruals. At September 30, 1996, the Company had balance sheet accruals for such costs of $1.5 million (primarily lease termination costs) and anticipates incurring such costs ratably over the next year.
     In addition, the Company has remaining balance sheet accruals of approximately $0.6 million for non-recurring operating charges (primarily lease termination costs) recognized in previous years and anticipates incurring such costs ratably over the next 15 months.
     On July 12, 1996, the Company contributed grocery bag manufacturing net assets with a carrying value of $32.3 million to S&G Packaging, in exchange for a 35 percent equity interest in the new company. The Company has the option to purchase an additional 15 percent interest within the next five years. The financial results of S&G Packaging were reported on the equity method of accounting.
     The Company's Board of Directors has authorized the repurchase of up to 6 million shares of the Company's common stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option and employee stock purchase plans. During fiscal 1996, the Company purchased approximately 1.6 million shares of its common stock, at a cost of $11.6 million.

Liquidity
At September 30, 1996, the Company had cash and equivalents of $39.2 million, an increase of $6.7 million from September 30, 1995 as cash provided by operations exceeded cash used for investments and financing. Total debt decreased by $52.7 million from $687.1 million at September 30, 1995 to $634.4 million at September 30, 1996. The decrease in total debt was primarily due to the repurchase and retirement of approximately $75.2 million principal amount of the Company's publicly traded debt securities. This was partially offset by accretion in the discount on subordinated debt of $31.2 million. The Company will continue to evaluate the advisability of using future excess cash flow to reduce debt or repurchase common stock.
     In Fiscal 1996 the Company amended and restated its bank credit agreement to (i) allow the S&G Packaging joint venture, (ii) allow the common stock repurchase and (iii) modify certain financial covenants allowing the Company greater financial flexibility. On May 15, 1996, the Subordinated Discount Debentures became fully accreted, and cash interest began to accrue from that date. The first cash interest payment on these securities is payable in the first quarter of Fiscal 1997. This will result in a significant increase in the Company's future cash requirements. At September 30, 1996, the Company had no amounts outstanding and approximately $229 million of credit available under the revolving portions of its credit agreements. At October 31, 1996, the Company had cash and equivalents of $39.5 million and had no amounts outstanding and approximately $224 million of credit available under the revolving portions of its credit agreements. See "Note 9 of Notes to Consolidated Financial Statements."
     During Fiscal 1996, published industry prices for linerboard and unbleached kraft paper decreased by approximately 35 percent and 30 percent, respectively, with corresponding decreases in converted product prices. Strengthening industry fundamentals, including year-over-year growth in demand for corrugated products and record export shipments of linerboard allowed price increases of approximately $30 per ton for both linerboard and unbleached kraft paper to be realized in the Fall of 1996. The Company's delivered cost of OCC dropped from a peak of $230 per ton in May of 1995, to approximately $105 per ton in October 1995. During Fiscal 1996 OCC prices were relatively stable, averaging approximately $95 per ton. The secondary fiber market, however, is difficult to predict, and there can be no assurance of the direction future OCC prices will take.
     Based upon October 1996 product prices and fiber costs, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months.

Pending Accounting Standard
The Company will adopt the financial disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-based Compensation" (FAS No.
123) in fiscal 1997. Adoption of the financial disclosure provisions of FAS No. 123 will not affect the Company's financial position, results of operations or cash flows.

             Item 8. Financial Statements and Supplementary Data

               GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES


Index to Financial Statements
                                                                    Page
--------------------------------------------------------------------------
Independent Auditors' Report                                          17

Consolidated Balance Sheets at September 30, 1996 and 1995            18

Consolidated Statements of Operations for the Years
Ended September 30, 1996, 1995 and 1994                               19

Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1996, 1995 and 1994                               20

Consolidated Statements of Cash Flows for the Years
Ended September 30, 1996, 1995 and 1994                               21

Notes to Consolidated Financial Statements                            22

Independent Auditors' Report



Gaylord Container Corporation:

We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) at September 30, 1996 and 1995 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 1996, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



/s/ Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP

Chicago, Illinois
November 4, 1996

                        Consolidated Balance Sheets

             GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
                        September 30, 1996 and 1995

In millions                                                    1996      1995
                                                            -------   -------
Assets
Current assets:
     Cash and equivalents                                   $  39.2   $  32.5
     Trade receivables
          (less allowances of $6.9 million and $6.5
           million, respectively) (Note 9)                    111.0     140.0
     Inventories (Note 5)                                      70.4      73.1
     Prepaid expenses                                           2.2       2.8
     Deferred income taxes (Note 8)                             5.1      49.6
     Other                                                      8.2       8.3
                                                            -------   -------
          Total current assets                                236.1     306.3
Property - net (Notes 6 and 14)                               612.3     640.0
Other assets:
     Deferred charges (Note 7)                                 18.6      24.0
     Deferred income taxes (Note 8)                            16.8       -
     Other (Notes 4 and 9)                                     49.2      17.7
                                                            -------   -------
          Total                                             $ 933.0   $ 988.0
                                                            =======   =======
Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt (Note 9)          $  11.3   $  15.6
     Trade payables                                            60.8      51.7
     Accrued interest payable                                  27.3       9.7
     Accrued and other liabilities (Note 10)                   66.9      72.9
                                                            -------   -------
          Total current liabilities                           166.3     149.9

Long-term debt (Note 9)                                       623.1     671.5
Other long-term liabilities (Note 10)                          29.1      27.5
Deferred income taxes (Note 8)                                  -        25.9
Commitments and contingencies (Note 16)                         -         -
Stockholders' equity (Notes 11, 12 and 13)
     Class A common stock                                       -         -
     Capital in excess of par value                           173.5     172.6
     Retained deficit (Note 9)                                (46.1)    (54.7)
     Common stock in treasury - at cost                       (11.7)     (0.4)
     Recognition of minimum pension liability (Note 15)        (1.2)     (4.3)
                                                            -------   -------
          Total stockholders' equity                          114.5     113.2
                                                            -------   -------
              Total                                         $ 933.0   $ 988.0
                                                            =======   =======


See notes to consolidated financial statements.

                       Consolidated Statements of Operations

                   GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
               For the years ended September 30, 1996, 1995 and 1994

In millions, except per share data                1996      1995      1994
                                               -------  --------   -------
Net sales                                      $ 922.0  $1,051.4   $ 784.4
Cost of goods sold                               716.2     755.0     691.4
                                               -------  --------   -------
Gross margin                                     205.8     296.4      93.0
Selling and administrative costs                 (99.1)    (95.5)    (81.0)
Non-recurring operating charges (Note 2)          (8.1)     (5.4)    (15.5)
                                               -------  --------   -------
     Operating earnings (loss)                    98.6     195.5      (3.5)
Interest expense - net (Note 9)                  (78.3)    (86.1)    (80.3)
Other income (expense) - net                      (0.2)      0.6      (0.2)
                                               -------  --------   -------
Income (loss) before income taxes                 20.1     110.0     (84.0)
Income tax (provision) benefit (Note 8)           (8.3)     24.2       -
                                               -------  --------   -------
Income (loss) before extraordinary item           11.8     134.2     (84.0)
Extraordinary loss (Note 3)                       (3.2)      -         -
                                               -------  --------   -------
      Net income (loss)                        $   8.6  $  134.2   $ (84.0)
                                               =======  ========   =======

Earnings per common and common equivalent share:
     Income (loss) before extraordinary item   $  0.22  $   2.44   $ (1.57)
     Extraordinary loss (Note 3)                 (0.06)      -         -
                                               -------  --------   -------
     Net income (loss)                         $  0.16  $   2.44  $  (1.57)
                                               =======  ========  ========
Average number of common and common
     equivalent shares outstanding                54.7      55.1      53.6
                                               =======  ========  ========

See notes to consolidated financial statements.

              Consolidated Statements of Stockholders' Equity

               GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
            For the years ended September 30, 1996, 1995 and 1994

                                                                                                                     total
                      ------------Common stock---------  Capital in   Retained                      Minimum   stockholders'
                      -----Class A---   ---Class B-----   excess of   earnings  -Treasury stock-    pension         equity
                      Shares  Dollars   Shares  Dollars   par value  (deficit)    Shares   Dollars  liability      (deficit)
                      ------  -------   ------  -------  ---------- ---------     ------   -------  ---------   ------------
Dollars in millions
Balance at
September 30, 1993 47,510,789  $  -   5,951,427   $  -       $169.4   $(104.9)    85,700       $(0.8)   $(10.1)     $ 53.6
Net loss                    -     -           -      -          -       (84.0)         -          -         -        (84.0)
Options exercised     124,416     -           -      -          0.7        -           -          -         -          0.7
Restricted stock-net  190,500     -           -      -          -          -           -          -         -          -
Adjustment of minimum
 pension liability          -     -           -      -          -          -           -          -        5.5         5.5
Other                 685,154     -    (685,154)     -          0.4        -      (2,722)         -         -          0.4
                   ----------  ------ ---------   ------     ------    ------   --------       -----    ------      ------
Balance at
September 30, 1994 48,510,859     -   5,266,273      -        170.5    (188.9)    82,978        (0.8)     (4.6)      (23.8)
Net income                  -     -           -      -          -       134.2          -          -         -        134.2
Options exercised     306,648     -           -      -          1.5        -           -          -         -          1.5
Mandatory conversion
 of Class B Common
 Stock (Note 12)    5,250,082     -  (5,250,082)     -          -          -           -          -         -          -
Restricted stock-net   40,750     -           -      -          -          -           -          -         -          -
Adjustment of minimum
 pension liability          -     -           -      -          -          -           -          -        0.3         0.3
Other                  16,191     -     (16,191)     -          0.6        -     (35,975)        0.4        -          1.0
                   ----------  ------ ---------   ------     ------    ------   --------       -----    ------      ------
Balance at
September 30, 1995 54,124,530     -           -      -        172.6     (54.7)    47,003        (0.4)     (4.3)      113.2
Net income                  -     -           -      -          -         8.6          -          -         -          8.6
Stock repurchased           -     -           -      -          -          -   1,570,500       (11.6)       -        (11.6)
Options exercised     122,981     -           -      -          0.6        -           -          -         -          0.6
Restricted stock-net   22,500     -           -      -          -          -           -          -         -          -
Adjustment of minimum
 pension liability          -     -           -      -          -          -           -          -        3.1         3.1
Other                       -     -           -      -          0.3        -     (35,725)        0.3        -          0.6
                   ----------  ------ ---------   ------     ------    ------   ---------      -----     ------     ------
Balance at
September 30, 1996 54,270,011  $  -           -   $  -       $173.5    $(46.1) 1,581,778      $(11.7)   $ (1.2)     $114.5
                   ==========  ====== =========   ======     ======    ======  =========       =====     ======     ======

See notes to consolidated financial statements.

                 Consolidated Statements of Cash Flows

                 Gaylord Container Corporation and Subsidiaries
             For the years ended September 30, 1996, 1995 and 1994

In millions                                       1996      1995      1994
                                               -------   -------   -------
Cash Flows From Operations:
Income (loss) before extraordinary item        $  11.8   $ 134.2   $ (84.0)
Adjustments to reconcile income (loss)
 to net cash provided by operations:
     Depreciation and amortization                64.5      64.8      61.2
     Non-cash interest expense                    31.2      46.7      41.3
     Deferred income taxes                         1.8     (28.0)      -
     Non-recurring charges                         8.1       5.4       -
     Asset write-down                              -         -        13.4
     Acquisition restructuring expenditures       (0.7)     (1.0)     (2.9)
     Change in current assets and liabilities,
      excluding acquisitions and dispositions:
          Receivables                             29.4     (18.2)    (18.6)
          Inventories                             (1.7)    (13.5)      1.6
          Prepaid expenses and other current
           assets                                  0.5      (3.2)     (0.6)
          Accounts payable and other accrued
           liabilities                            21.3       8.2      15.6
     Other - net                                  (1.8)     (1.2)      2.7
                                               -------   -------   -------
Net cash provided by operations                  164.4     194.2      29.7
                                               -------   -------   -------
Cash Flows From Investments:
     Capital expenditures                        (54.8)    (58.9)    (40.4)
     Capitalized interest                         (0.8)     (2.3)     (0.9)
     Proceeds from asset sales                     2.6       3.5       4.5
     Other investments - net                      (0.5)     (3.6)      1.9
                                               -------   -------   -------
Net cash used for investments                    (53.5)    (61.3)    (34.9)
                                               -------   -------   -------
Cash Flows From Financing:
     Treasury stock purchases                    (11.6)      -         -
     Early extinguishment of debt                (77.7)    (89.9)      -
     Senior debt repayments                      (15.6)    (25.8)     (5.4)
     Debt issuance costs                           -        (3.4)      -
     Other financing - net                         0.7       1.3       0.4
                                               -------   -------   -------
Net cash used for financing                     (104.2)   (117.8)     (5.0)
                                               -------   -------   -------
Net increase (decrease) in cash and equivalents    6.7      15.1     (10.2)
Cash and equivalents, beginning of year           32.5      17.4      27.6
                                               -------   -------   -------
Cash and equivalents, end of year              $  39.2   $  32.5   $  17.4
                                               =======   =======   =======

See notes to consolidated financial statements.

            Notes to Consolidated Financial Statements

          GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

1. General/Summary of Significant Accounting Policies
Nature of Operations - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall bags and, through a wholly owned, independently operated subsidiary, specialty chemicals. Corrugated containers and sheets, multiwall bags and solid fibre products collectively represent approximately 85 percent of the Company's net sales while containerboard and unbleached kraft paper represent approximately 15 percent of such sales. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper which it converts into multiwall bags or, through a joint venture, into grocery bags and sacks or sells to independent converters.
     The Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, 14 corrugated container plants, three sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and, through a wholly owned, independently operated subsidiary, a specialty chemical facility.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates.

Summary of Significant Accounting Policies - The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below:
     Basis of Consolidation - The consolidated financial statements at September 30, 1996 and 1995 and for the years ended September 30, 1996 (Fiscal 1996), September 30, 1995 (Fiscal 1995) and September 30, 1994 (Fiscal 1994) include all of the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53-week fiscal year. Fiscal 1996 is a 53-week fiscal year, while Fiscal 1995 and Fiscal 1994 are 52-week fiscal years. Certain amounts for Fiscal 1995 and Fiscal 1994 have been reclassified to conform with the current year presentation.
     Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the statement of operations. In the balance sheet, however, trade receivables due from and trade payables due to Exchange Partners are not eliminated because no contractual right of offset exists.
     Cash and Equivalents - The Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and commercial paper, with an original maturity of three months or less, to be cash equivalents.
     Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.
     Property is stated at cost, including interest expense capitalized during construction periods. Maintenance and repairs are charged to expense as incurred. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
     Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.
     Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized. Amortization of deferred financing costs is computed using the straight-line method over the term of the related debt and is reported as interest expense.
     Start-Up Costs incurred in bringing major new or expanded facilities into operation are capitalized and charged to expense over periods of not more than five years.
     Investment in Affiliates - The equity method of accounting is applied to affiliates in which the Company's ownership interest is greater than 20 percent but less than or equal to 50 percent. Goodwill is recognized for investments in affiliates where cost exceeds the equity in net assets acquired. In general, goodwill is amortized over the average remaining useful life of the unconsolidated affiliate's property, plant and equipment or such shorter period as circumstances indicate. The Company's proportionate share of earnings in unconsolidated affiliates accounted for by the equity method, net of amortization of goodwill, is included in "Other income (expense) - net" on the Company's income statement. The cost method of accounting is applied to affiliates in which the Company's ownership interest is less than or equal to 20 percent.
     Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS No. 109), which was adopted effective October 1, 1992 (see Note 8).
     Business Segment - The Company manufactures paper packaging products including corrugated containers, corrugated sheets, preprinted linerboard, containerboard, unbleached kraft paper and multiwall bags.
     Net Income Per Common and Common Equivalent Share is based on the weighted average number of common shares outstanding during the period plus the weighted average number of common shares issuable upon exercise of outstanding stock options (see Note 13) for which the market price of the related stock exceeds the exercise price of the option, less shares which could have been purchased with the assumed proceeds from the sale of such stock (treasury stock method).
     Pending Accounting Standard - The Company will adopt the financial disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123) in fiscal 1997. Adoption of the financial disclosure provisions of FAS No. 123 will not affect the Company's financial position, results of operations or cash flows.

2. Non-Recurring Operating Charges
In the fourth quarter of Fiscal 1996, the Company recorded an $8.1 million pre-tax charge for costs associated with a staff reduction program. The staff reduction program, which eliminated approximately 8 percent of the Company's salaried positions, will reduce future administrative and overhead costs. In Fiscal 1995, the Company recorded a $5.4 million non-recurring charge for costs associated with an early retirement option accepted by certain hourly employees at the Antioch, California mill, which will reduce future unit labor costs. In Fiscal 1994, the Company recorded non-recurring operating charges of $15.5 million for asset write-downs and other costs associated with the relocation, closure or sale of certain converting facilities.

3. Extraordinary Item
During Fiscal 1996, the Company repurchased and retired approximately $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchases, approximately $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million.

4. Investment in Affiliates
On July 12, 1996, the Company contributed grocery bag manufacturing net assets with a carrying value of $32.3 million (of which Property - net accounted for $25.1 million), to S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, in exchange for a 35 percent equity interest in the new company. The Company has the option to purchase an additional 15 percent interest within the next five years. Beginning July 13, 1996, the financial results of S&G Packaging were reported on the equity method of accounting. Product sales to S&G Packaging during Fiscal 1996 were approximately $6.8 million.
     The Company owns a 50 percent interest in Gaylord Central National, Inc.
(GCN), a joint venture corporation formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during Fiscal 1996, Fiscal 1995 and Fiscal 1994 were approximately $38.2 million, $62.0 million and $16.6 million, respectively.
     The Company owns a 50 percent ownership interest in a corporation that produces corrugated containers in Mexico. Product sales to this company during Fiscal 1996 and Fiscal 1995 were approximately $6.4 million and $4.1 million, respectively.

5. Inventories
Inventories consist of:
                                                     September 30,
                                                  -------------------
In millions                                           1996       1995
                                                  --------   --------
Finished products                                 $   16.3   $   17.4
In process                                            31.3       34.8
Raw materials                                          8.5       15.1
Supplies                                              14.3       15.8
                                                  --------   --------
                                                      70.4       83.1
LIFO valuation adjustment                              -        (10.0)
                                                  --------   --------
     Total                                        $   70.4   $   73.1
                                                  ========   ========

     In Fiscal 1996, the Company's total inventory quantities decreased. At the same time, inventory costs declined substantially, principally due to lower raw material costs. As a result of the combination of quantity and cost decreases, the LIFO valuation adjustment was reduced to zero. Approximately $1.4 million of the change was due to the decrease in quantities, which caused "Cost of goods sold" to be less than it would have been if such decrease had not occurred.
     As a result of a LIFO inventory liquidation in Fiscal 1994, the Company's "Cost of goods sold" in Fiscal 1994 was approximately $0.2 million less than it would have been had a liquidation not occurred.

6. Property - Net
Property consists of:
                                                     September 30,
                                                  -------------------
In millions                                           1996       1995
                                                  --------   --------
Land                                              $   15.5   $   15.4
Buildings and improvements                           127.4      121.5
Machinery and equipment                              848.5      841.8
Construction-in-progress                              41.9       35.2
                                                  --------   --------
                                                   1,033.3    1,013.9
Accumulated depreciation                            (421.0)    (373.9)
                                                  --------   --------
Total                                             $  612.3   $  640.0
                                                  ========   ========

7. Deferred Charges
Deferred charges consist of:
                                                     September 30,
                                                  -------------------
In millions                                           1996       1995
                                                  --------   --------
Deferred financing costs                          $   40.1   $   39.9
Capitalized start-up costs                             -          5.0
Intangibles                                            4.2        4.7
                                                  --------   --------
                                                      44.3       49.6
Accumulated amortization                             (25.7)     (25.6)
                                                  --------   --------
     Total                                        $   18.6   $   24.0
                                                  ========   ========

     Amortization of deferred charges during Fiscal 1996, Fiscal 1995 and Fiscal 1994 was approximately $4.3 million, $7.4 million and $6.3 million, respectively. During Fiscal 1996, the Company wrote off approximately $1.5 million of deferred financing fees related to the repurchase and retirement of its publicly traded debt securities (see Note 3).

8. Income Taxes
The components of the deferred income tax liabilities and assets, current and non-current, are as follows:
                                                     September 30,
                                                  -------------------
In millions                                           1996       1995
                                                  --------   --------
Current
Deferred tax assets:
     Net operating loss                           $    -     $   42.8
     Inventory valuation                               5.1        6.8
                                                  --------   --------
Deferred tax asset                                $    5.1   $   49.6
                                                  ========   ========
Non-Current
Deferred tax assets:
     Net operating loss                           $   83.7   $   93.6
     Original issue discount                          59.2        -
     Asset write-down                                 41.0       49.0
     Debt restructuring expenses                       2.4        3.3
     Other long-term liabilities                       5.6        2.4
     Deferred compensation                             5.5        8.4
     Other                                            11.8        8.1
                                                  --------   --------
          Sub-total                                  209.2      164.8
                                                  --------   --------
 Deferred tax liabilities:
     Depreciation                                    178.6      177.2
     Capitalized interest                             12.2       11.9
     Other                                             1.6        1.6
                                                  --------   --------
          Sub-total                                  192.4      190.7
                                                  --------   --------
Net non-current deferred tax asset (liability)    $   16.8   $  (25.9)
                                                  ========   ========

     The current income tax provision for Fiscal 1996 and Fiscal 1995, principally for state income taxes and Alternative Minimum Tax (AMT), was $4.2 million and $3.8 million, respectively. The deferred income tax provision for Fiscal 1996 was $1.8 million, net of the deferred tax benefit related to the extraordinary loss (see Note 3), and the deferred tax benefit for Fiscal 1995 was $28.0 million. Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return. Such temporary differences for Fiscal 1996, Fiscal 1995 and Fiscal 1994 and their related deferred income tax provision (benefit) follow:

                                     Year Ended September 30,
                                  ------------------------------
In millions                           1996       1995       1994
                                  --------   --------   --------
Depreciation expense              $    1.4   $    5.8   $    7.3
Original issue discount              (18.1)        -          -
Asset write-down                       8.0       (0.6)      (2.1)
Restructuring fees                     0.9        0.9       (0.2)
Inventory differences                  1.7       (0.8)      (2.7)
Net operating loss                    11.6       45.6      (33.0)
Change in valuation allowance           -       (75.3)      32.9
Other - net                           (3.7)      (3.6)      (2.2)
                                  --------   --------   --------
   Total deferred income tax
    provision (benefit)           $    1.8   $  (28.0)  $     -
                                  ========   ========   ========

     Income tax benefits that would have been recognized in Fiscal 1994 were offset by a change in the valuation allowance. This was due to substantial uncertainty regarding realization of such benefits as a result of the Company's substantial net operating loss carryforwards. In Fiscal 1995, the future realization of tax benefits relating to prior net operating losses became more likely than not due to the Company's improved operating performance and future economic outlook. Thus in Fiscal 1995, the Company reduced the valuation allowance to zero.

     In Fiscal 1996, the Company reclassified approximately $41 million of its "Net operating loss" deferred tax asset to "Original issue discount." The "Original issue discount" is not deductible on the Company's income tax return until the related debt issue is repaid.
     Although realization is not assured, management believes it is more likely than not that all of the Company's deferred tax assets will be realized. Management believes anticipated future taxable income, including but not limited to the reversal of existing temporary differences and implementation of tax planning strategies, if needed, will be sufficient to allow the future realization of its deferred tax assets at September 30, 1996.
     At September 30, 1996, the Company had cumulative regular net operating loss carryforwards of approximately $211 million, which may be carried forward and expire at various dates through the year 2010. At September 30, 1996, AMT credits of approximately $7 million for tax purposes may be carried forward indefinitely to be applied against regular tax.

A reconciliation of income tax provision (benefit) to the amount computed by applying the statutory Federal income tax rates to the income (loss) before taxes follows (dollars in millions):

                                                             Year Ended September 30,
                                        -------------------------------------------------------------------
                                                       1996                    1995                    1994
                                        -------------------     -------------------     -------------------
                                              Percentage of           Percentage of           Percentage of
                                              income before           income before             loss before
                                                     income                  income                  income
                                        Amount        taxes     Amount        taxes     Amount        taxes
                                        ------    ---------     ------    ---------     ------    ---------
Federal statutory income tax            $  7.0          35%     $ 38.5          35 %    $(29.4)       (35)%
State income taxes - net of
 Federal benefit                           1.4           7         6.6           6        (4.2)         (5)
Limitation on use of net
 operating losses                           -            -          -            -        33.6          40
Reduction in valuation allowance            -            -       (75.3)        (68)         -            -
Other                                     (0.1)          -         6.0           5          -            -
                                        ------    ---------     ------    ---------     ------    ---------
  Total income tax provision (benefit)  $  8.3          42%     $(24.2)        (22)%    $  -            - %
                                        ======    =========     ======    =========     ======    =========

9. Long-Term Debt

Long-term debt consists of the following:                                                  September 30,
                                                                                         ------------------

In millions                                                                                 1996       1995
                                                                                         -------    -------
Revolving Credit Facility (a)                                                            $   -      $   -
Trade Receivables Facility (b)                                                               -          -
Senior Notes, 11.5%, due May 2001 (d)                                                      179.7      225.0
Pollution control and industrial revenue bonds,
   interest at 5.7% to 8.3%, due at various dates to 2008 (e)                               11.6       12.2
Capital lease obligations, interest at 7.6% to 11.8%,
   due at various dates to 2002 (c)                                                         16.2       19.0
Other senior debt, interest at 6.5% to 8.75%, due at
   various dates to 1999                                                                    22.6       29.3
                                                                                         -------    -------
          Total senior debt                                                                230.1      285.5
Senior Subordinated Discount Debentures, 12.75%, due
   May 2005 (net of unamortized discount of $32.6 million
   in Fiscal 1995) (f)                                                                     404.3      401.6
                                                                                         -------    -------
          Total debt                                                                       634.4      687.1
Less current maturities                                                                    (11.3)     (15.6)
                                                                                         -------    -------
          Total                                                                          $ 623.1    $ 671.5
                                                                                         =======    =======

     Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $11.3, $14.2, $8.6, $5.7 and $183.6, respectively.

     (a) In Fiscal 1996, the Company amended its bank credit agreement (as amended, the Bank Credit Agreement) to (i) allow the S&G Packaging joint venture, (ii) allow the Company to repurchase its common stock and (iii) modify certain financial covenants allowing the Company greater financial flexibility.
     In Fiscal 1995, the Company amended and restated its prior bank credit agreement. Among other changes, the amendment increased the revolving credit facility from $66 million to $175 million, extended the maturity date of the revolving credit facility from September 1997 to June 2000, allowed the purchase or redemption of up to $100 million of public debt securities, increased the level of permitted capital expenditures by approximately $25 million per year for the next two years, allowed 100 percent carry-over of unexpended capital expenditure amounts and reduced the interest rate charged on outstanding borrowings by 0.5 percent. At September 30, 1996, the Bank Credit Agreement was comprised of the $175 million revolving credit facility due in June 2000 (the Revolving Credit Facility), and a $7.3 million standby letter of credit facility with a final maturity in April 1999 (the L/C Facility).
     The Company is required to maintain and is in compliance with certain financial covenants including tests for current ratio, minimum net worth and minimum interest coverage ratio. The level of the Company's annual capital expenditures is also limited by the Bank Credit Agreement. All obligations under the Bank Credit Agreement are secured by liens on substantially all of the Company's assets. In connection with a trade receivables-backed revolving credit facility, the Company sells on an ongoing basis substantially all of its accounts receivable to a wholly owned, special purpose subsidiary, and such accounts receivable are not subject to a lien under the Bank Credit Agreement. See (b) below.
     The Revolving Credit Facility provides the ability to borrow funds and to repay such funds in whole or in part from time to time without incurring any prepayment penalty. Up to $25 million of standby letters of credit, which reduce the facility by a like amount, may be issued under this agreement. At September 30, 1996, no amounts were outstanding under the Revolving Credit Facility, $169.2 million of credit was available and $5.8 million of standby letters of credit were outstanding. The highest outstanding principal balance under the facility during Fiscal 1996 was $2.5 million, and the weighted average interest rate was 10.2 percent. A commitment fee of 0.375 percent per year is paid on the unused portion of the facility.
     The L/C Facility provides for standby letter of credit loans which are incurred only in the event that the standby letters of credit are drawn due to nonpayment of principal or interest on certain debt instruments, which are secured by these standby letters of credit. The standby letter of credit commitment is permanently reduced periodically to reflect principal repayments. The Company has the right to prepay the standby letter of credit loans in whole or in part from time to time without incurring any prepayment penalty.
At September 30, 1996, the aggregate standby letter of credit commitment was approximately $7.3 million. A fee of 2.75 percent per annum is payable on outstanding letters of credit under both the Revolving Credit Facility and the L/C Facility.
     The Company has various interest rate options for Bank Credit Agreement borrowings based on one or a combination of the following three rates: (i) prime rate loans at the prime rate in effect from time to time plus a borrowing margin of 1.5 percent per annum, (ii) certificate of deposit (CD) rate loans at the relevant CD rate plus a borrowing margin of 2.625 percent per annum, or (iii) Eurodollar rate loans at the relevant Eurodollar rate plus a borrowing margin of
2.5 percent per annum. The Company has the option of incurring Eurodollar and CD rate loans for 30, 60, 90, 120 or 180-day periods. Interest is payable monthly.

     (b) In September 1993, the Company established a wholly owned, special purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) due in September, 1999. In accordance with the provisions of this program, GRC purchases (on an on-going basis) substantially all of the accounts receivable of the Company. GRC transfers the accounts receivable to a trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the assets of GRC. In the event of liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.

     GRC has various interest rate options for Trade Receivable Facility borrowings based on one or a combination of the following two rates: (i) prime rate loans at the higher of (a) the prime rate in effect from time to time or
(b) the Federal Funds Rate plus 0.5 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.75 percent per annum. Interest is payable monthly. GRC is obligated to pay a commitment fee of 0.5 percent per annum on the unused credit available under the Trade Receivable Facility. Credit availability under the Trade Receivable Facility is based on a borrowing base formula (as defined). As a result, the full amount of the facility may not be available at all times. At September 30, 1996, no amounts were outstanding under the Trade Receivable Facility and $60.3 million of credit was available to GRC pursuant to the borrowing base formula. The highest outstanding principal balance under the Trade Receivable Facility during Fiscal 1996 was $30.0 million and the weighted average interest rate was 8.2 percent. At September 30, 1996 and 1995, the Company's consolidated balance sheet included $91.8 million and $118.8 million, respectively, of accounts receivable sold to GRC.

     (c) In Fiscal 1996 and Fiscal 1995, in conjunction with the $250 million capital expenditure program, the Company entered into various capital leases with an aggregate value of approximately $1.1 million and $29.4 million, respectively, to finance equipment at its converting facilities. The capital leases have terms ranging from five to seven years. The capital leases contain certain covenants which are standard for these types of obligations, but do not contain any operating or financial covenants.

     (d) In May 1993, the Company issued $225 million aggregate principal amount of 11-1/2% Senior Notes Due 2001 (the Senior Notes). The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to the Subordinated Discount Debentures (as defined in (f) below) and all other existing and future subordinated indebtedness of the Company. The Senior Notes rank pari passu with all senior debt of the Company, including indebtedness under the Bank Credit Agreement. Indebtedness under the Bank Credit Agreement, however, is secured by liens on substantially all of the assets of the Company. Interest on the Senior Notes is payable semiannually on May 15 and November 15. The Senior Notes will mature on May 15, 2001 and are subject to redemption on or after May 15, 1997 at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.93 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2000 and thereafter, plus accrued interest to the date of redemption. During Fiscal 1996, the Company repurchased and retired $45.3 million principal amount of the Senior Notes (see Note 3).
     Upon the occurrence of a change of control (as defined), each holder of the Senior Notes has the right to require the Company to repurchase such holder's Senior Notes at a price equal to 101 percent of the principal amount thereof, plus accrued interest to the date of repurchase. In addition, the Company will be required to make an offer to repurchase the Senior Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.

     (e) The pollution control and industrial revenue bonds were assumed by the Company from Crown Zellerbach Corporation (Crown Zellerbach). The Company also acquired a note receivable from Crown Zellerbach for an amount and with terms identical to those of the bonds. At September 30, 1996 and 1995, such note receivable was approximately $11.6 million and approximately $12.2 million, respectively, and was classified as "Other assets."

     (f) In May 1993, the Company issued approximately $434.2 million aggregate principal amount (approximately $300 million of gross proceeds) of 12-3/4% Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures). The Subordinated Discount Debentures are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company. The Subordinated Discount Debentures were issued at approximately 69 percent of their principal amount. Commencing May 15, 1996, interest will accrue until maturity on the Subordinated Discount Debentures at the rate of 12.75 percent per annum. Interest on the Subordinated Discount Debentures is payable semiannually on May 15 and November 15, commencing November 15, 1996. The Subordinated Discount Debentures will mature on May 15, 2005 and are subject to redemption on or after May 15, 1998 at the option of the Company, in whole or in part, at declining redemption prices commencing at 106.38 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2003 and thereafter, plus accrued interest to the date of redemption. During Fiscal 1996, the Company repurchased on the open market and retired approximately $29.9 million principal amount of the Subordinated Discount Debentures (see Note 3).
     Upon the occurrence of a change of control (as defined), each holder of the Subordinated Discount Debentures has the right to require the Company to repurchase such holder's Subordinated Discount Debentures at a price equal to 101 percent of the principal amount thereof, plus accrued interest to the date of repurchase. In addition, the Company will be required to make an offer to repurchase the Subordinated Discount Debentures at 100 percent of the principal amount, or accreted value thereof, plus accrued interest to the date of repurchase, in the event of certain asset sales.

The Company has various restrictions under (a), (d) and (f) which limit, among other things, its ability to (i) incur additional obligations for money borrowed, (ii) incur certain liens on the Company's assets, (iii) make capital expenditures, (iv) incur guarantees, (v) acquire the assets or capital stock of other businesses, (vi) dispose of any material assets constituting collateral,
(vii) make any voluntary prepayments of any indebtedness for money borrowed,
(viii) pay, declare, or distribute dividends on or repurchase its capital stock or warrants and (ix) enter into certain transactions with affiliates.

10. Accrued and Other Liabilities
Accrued and other liabilities consist of the following:
                                                         September 30,
                                                      -------------------
In millions                                               1996       1995
                                                      --------   --------
Current
Accrued salaries and wages                            $   27.0   $   39.6
Other                                                     39.9       33.3
                                                      --------   --------
     Total current                                        66.9       72.9
                                                      --------   --------
Long-term
Accrued acquisition restructuring costs                    1.3        2.0
Accrued pension expense                                   17.3       13.1
Casualty insurance liabilities                             3.4        5.5
Other                                                      7.1        6.9
                                                      --------   --------
     Total long-term                                      29.1       27.5
                                                      --------   --------
          Total                                       $   96.0   $  100.4
                                                      ========   ========

11. Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 12) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. The Company's Certificate of Incorporation prohibits the issuance of non-voting preferred stock.

12. Common Stock
At September 30, 1996 and 1995, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $.0001 per share (Class A Common Stock), of which 54,270,011 shares and 54,124,530 shares were issued, respectively, and 52,688,233 shares and 54,077,527 shares were outstanding, respectively.
     At September 30, 1996 and 1995, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock and together with the Class A Common Stock, the Common Stock), of which no shares were issued and outstanding. On July 31, 1995, all of the Company's 5,250,082 then outstanding shares of Class B Common Stock automatically converted into an equal number of shares of Class A Common Stock.

     The Company has outstanding Warrants to obtain one share of Class A Common Stock per Warrant. At the time the Company issued the Warrants it also issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock, except upon the occurrence of certain votes (as defined).
     In June 1995, the Company redeemed 25 percent of its 31,845,533 outstanding Warrants, and subsequently, a portion of the remaining Warrants were exchanged pursuant to a "Special Exercise on July 31, 1995." As a result, a total of 13,836,754 Warrants were exchanged for Class A Common Stock in Fiscal 1995.
     The remaining 18,008,701 Warrants became exercisable on July 31, 1996 and expire on November 2, 2002. Each Warrant is exercisable into one share of Class A Common Stock at an exercise price of $.0001 per Warrant, which amount was paid with a portion of the consideration received from exchanging noteholders and is non-refundable. The Company will have the option to redeem any or all of the unexercised Warrants for one share of Class A Common Stock or for cash at any time at $16.65 per share.
     In June 1995, the Board of Directors adopted a stockholders Rights Agreement that provides for the distribution of one Preferred Share Purchase Right on each share of Class A Common Stock. Generally, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In that event, each right becomes exercisable to purchase one one-hundredth of a share of junior participating preferred stock for $50. If 15 percent of the outstanding Class A Common Stock is acquired, each right (other than the rights held by the acquiring person) becomes exercisable to purchase, for $50, shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company for $0.0001 per right at any time prior to the date on which 15 percent or more of the Class A Common Stock is acquired.
     In the third quarter of Fiscal 1996, the Board authorized the repurchase of up to 6,000,000 shares of Class A Common Stock and canceled a February 1989 authorization for the repurchase of up to 500,000 shares of Class A Common Stock. During Fiscal 1996, the Company repurchased 1,570,500 shares of Class A Common Stock and may repurchase additional shares from time to time on the open market. Shares repurchased under the program are held as treasury stock. At September 30, 1996 and 1995, 1,581,778 shares and 47,003 shares, respectively, of Class A Common Stock were held as treasury stock.
     In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) for the purchase of shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During Fiscal 1996, Fiscal 1995 and Fiscal 1994 the Company issued 35,725 shares, 35,975 shares and 2,722 shares, respectively, of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.
     The Company neither declared nor paid dividends on its Common Stock during Fiscal 1996, Fiscal 1995 or Fiscal 1994. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 1996, the Company was prohibited from declaring or paying cash dividends on its Common Stock, except under certain limited circumstances (see
Note 9).

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

     1989 Plan - The 1989 Plan authorizes the Company to grant options (including both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and nonqualified stock options), stock appreciation rights, stock indemnification rights, restricted stock and performance awards to officers and key employees. The Company has granted only nonqualified stock options and restricted stock under the 1989 Plan. At September 30, 1996, the Company was authorized to issue 2,279,833 shares of Class A Common Stock, and had outstanding nonqualified stock options covering 1,115,713 shares of Class A Common Stock at exercise prices from $2.56 per share to $11.63 per share. During Fiscal 1996, the Company granted nonqualified stock options under the 1989 Plan covering 25,000 shares of Class A Common Stock (none of which have been forfeited) at exercise prices ranging from $7.31 per share to $9.00 per share. In general, the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
     At September 30, 1996, options to purchase 839,559 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $10.88 per share were exercisable, 282,078 options had been exercised and 371,217 shares were available for future grants under the 1989 Plan.
     At September 30, 1996, the Company had granted 510,825 restricted shares of Class A Common Stock under the 1989 Plan. Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. During Fiscal 1996, the Company awarded 42,100 restricted shares of Class A Common Stock (200 of which have been forfeited). As to the restricted shares granted during Fiscal 1996, 100 shares, 11,800 shares, 20,000 shares, and 10,000 shares will become 100 percent vested in fiscal 1997, fiscal 1998, fiscal 1999, and fiscal 2001 respectively. As to 468,925 restricted shares granted prior to Fiscal 1996, 414,525 shares were 100 percent vested at September 30, 1996 and 35,900 shares, 14,500 shares and 4,000 shares will become 100 percent vested in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.
     1987 Plan - The 1989 Plan superseded the 1987 Plan under which no additional options may be granted except for shares of Class A Common Stock which become available after September 30, 1988 due to expiration, termination without exercise, unexercisability or forfeiture of any option granted under the 1987 Plan. The Company has reserved 854,467 shares of Class A Common Stock in connection with grants under the 1987 Plan. At September 30, 1996, the Company had outstanding nonqualified stock options under the 1987 Plan covering 534,040 shares of Class A Common Stock at exercise prices ranging from $1.24 per share to $8.38 per share. During Fiscal 1996, the Company granted nonqualified stock options under the 1987 Plan covering 20,000 shares of Class A Common Stock (none of which have been forfeited) at an exercise price of $7.88 per share. The options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
     At September 30, 1996, options to purchase 503,006 shares of Class A Common Stock at exercise prices ranging from $1.24 to $5.38 per share were exercisable and 15,668 and 15,366 will become exercisable in fiscal 1997 and fiscal 1998, respectively. At September 30, 1996, options for 306,415 shares had been exercised and 14,012 shares were available for future grants.
     Director Option Plan - The Director Option Plan authorized grants of stock options to each director who was not an employee of the Company (the Outside Directors) in lieu of all or some specified portion of certain cash fees. The Director Option Plan was terminated on September 26, 1991.

     The Company has reserved 115,700 shares of Class A Common Stock in connection with grants under the Director Option Plan. In the aggregate, the Company granted options on 121,000 shares (5,300 of which have been forfeited) of Class A Common Stock at exercise prices of $3.50 and $12.50 per share in lieu of $220,000 of cash fees payable with respect to fiscal 1991 and fiscal 1990.
     At September 30, 1996, options to purchase 59,000 shares of Class A Common Stock at exercise prices of $3.50 and $12.50 per share were exercisable and options for 56,700 shares had been exercised under the Director Option Plan.

The following table details stock option activity (excluding restricted stock) for Fiscal 1996, Fiscal 1995 and Fiscal 1994:

                                       Stock Options        Exercise Price
                                       -------------     --------------------
Balance at September 30, 1993              1,752,423           $1.24 - $12.50
     Grants during Fiscal 1994               357,000           $3.75 - $ 6.25
     Exercises                              (124,416)          $1.24 - $ 3.75
     Cancellations                           (91,904)          $1.24 - $ 3.75
                                       -------------
Balance at September 30, 1994              1,893,103           $1.24 - $12.50
     Grants during Fiscal 1995               294,000           $8.00 - $11.63
     Exercises                              (306,648)          $1.24 - $ 4.25
     Cancellations                           (40,785)          $1.24 - $ 8.63
                                       -------------
Balance at September 30, 1995              1,839,670           $1.24 - $12.50
     Grants during Fiscal 1996                45,000           $7.31 - $ 9.00
     Exercises                              (122,981)          $1.24 - $ 8.63
     Cancellations                           (52,936)          $2.56 - $10.88
                                       -------------
Balance at September 30, 1996              1,708,753           $1.24 - $12.50
                                       =============

The following table details restricted stock activity for Fiscal 1996, Fiscal 1995 and Fiscal 1994:

                                                             Restricted Stock
                                                             ----------------
Balance at September 30, 1993                                         247,025
     Issued during Fiscal 1994                                        213,600
     Cancellations                                                    (23,100)
                                                             ----------------
Balance at September 30, 1994                                         437,525
     Issued during Fiscal 1995                                         47,800
     Cancellations                                                     (7,050)
                                                             ----------------
Balance at September 30, 1995                                         478,275
     Issued during Fiscal 1996                                         42,100
     Cancellations                                                     (9,550)
                                                             ----------------
Balance at September 30, 1996                                         510,825
                                                             ================

14. Leases
The Company has capital leases for certain equipment and leasehold improvements included in "Property - net." The present value of future minimum lease payments relating to these leased assets are capitalized based on the lease contract provisions. Capitalized amounts are amortized over either the lives of the leases or the normal depreciable lives of the assets. All other leases are defined as operating leases. Lease expenses related to operating leases are charged to expense as incurred.

Future minimum lease payments at September 30, 1996 are as follows (in millions):

                                                      Operating      Capital
Fiscal Year                                              Leases       Leases
                                                      ---------    ---------
1997                                                  $     8.8    $     5.7
1998                                                        6.8          4.8
1999                                                        5.2          4.6
2000                                                        4.3          3.2
2001                                                        3.9          1.2
2002 and thereafter                                        19.8           -
                                                      ---------    ---------
     Total future minimum lease payments              $    48.8         19.5
                                                      =========
          Less interest                                                  3.3
                                                                   ---------
     Present value of future minimum lease payments                $    16.2
                                                                   =========

     Rent expense for Fiscal 1996, Fiscal 1995 and Fiscal 1994 was $11.4 million, $11.7 million and $10.8 million, respectively.

15. Employee Benefit Plans
Pension Plan - The Company has a noncontributory defined benefit pension plan covering substantially all employees who are age 21 or older and have one or more years of service. Pension benefits provided for certain union hourly employees are established pursuant to the collective bargaining agreements in effect with their respective unions. For hourly employees the normal retirement benefit is determined by multiplying years of benefit service by a dollar amount benefit factor separately determined for each bargaining unit. For salaried employees, the plan generally provides a normal retirement benefit equal to the greater of the benefit accrued at June 30, 1987 or 1.0 percent of final average earnings (as defined) multiplied by years of credited service before January 1, 1994 plus 1.25 percent of final average earnings multiplied by years of credited service after January 1, 1994 less 1.0 percent of primary Social Security benefits for each year of credited service. The Company has an excess benefit plan covering officers of the Company whose earned pension benefits would otherwise be restricted by maximum benefit limitations imposed by Internal Revenue Service regulations.
     In Fiscal 1995, the Company recorded a $5.4 million charge for costs associated with an early retirement option accepted by certain hourly employees of the Antioch mill, to reduce future unit labor costs.
     In Fiscal 1996, the Company recorded a $5.2 million charge for pension costs associated with the staff reduction program which will reduce future administrative and overhead costs (see Note 2).

The components of net periodic pension cost follow:

                                         Year Ended September 30,
                                       ---------------------------
In millions                               1996      1995      1994
                                       -------   -------   -------
Service cost                           $   4.5   $   3.6   $   4.1
Interest cost                              9.8       8.5       7.8
Return on plan assets                    (19.7)    (17.9)     (2.7)
Net amortization and deferral             10.5       9.7      (5.3)
Staff reduction program                    5.2        -         -
Antioch mill early retirement               -        5.4        -
                                       -------   -------   -------
     Net pension cost                  $  10.3   $   9.3   $   3.9
                                       =======   =======   =======

Assumptions used to develop the net periodic pension costs were:

                                                 Year Ended September 30,
                                               ---------------------------
                                                  1996      1995      1994
                                               -------   -------   -------
 Discount rate                                     7.5%      8.0%      7.0%
 Expected rate of return on plan assets            9.0%      9.0%      9.0%
 Expected rate of salary increases                 5.0%      5.0%      5.0%

     The discount rate used to determine the accrued pension liability at September 30, 1996, 1995 and 1994 was 7.5 percent, 7.5 percent and 8.0 percent, respectively.

The status of the pension plan follows:
                                                            September 30,
                                                         -----------------
In millions                                                 1996      1995
                                                         -------   -------
Actuarial present value of benefit obligations:
     Vested                                              $ 121.3   $ 112.4
     Nonvested                                               8.9       9.7
                                                         -------   -------
     Accumulated benefit obligation                        130.2     122.1
     Effect of salary progression                            9.8       8.7
                                                         -------   -------
     Projected benefit obligation                          140.0     130.8
Plan assets at market value (primarily government
 securities, corporate bonds and common stocks)           (126.7)   (108.2)
                                                         -------   -------
Plan assets less than projected benefit obligation          13.3      22.6
Unrecognized net gain (loss)                                 2.1     (11.1)
Prior service benefit not yet recognized in net
 periodic pension cost                                      (2.6)     (2.6)
Adjustment required to recognize minimum pension
 liability                                                    -        4.9
                                                         -------   -------
     Accrued pension liability                           $  12.8   $  13.8
                                                         =======   =======

     The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA.
     Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a Director of the Company) and Warren J. Hayford (Former Vice Chairman and a Director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992 and is receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering seven officers provides annual retirement payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last seven years prior to retirement, less primary Social Security and any amounts received under the Company's pension plan. Benefits are reduced for early retirement.
     At September 30, 1996 and 1995, the actuarial present value of projected benefit obligations for the supplemental retirement income payments described above was approximately $10.2 million and $8.0 million, respectively. At September 30, 1996, the actuarial present value of accumulated benefit obligations exceeded the accrual for the vested portion of the obligations and the Company recognized a minimum pension liability adjustment of $2.8 million and a corresponding reduction to stockholders' equity of $1.2 million. Funding for the supplemental retirement income payments is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. Required supplemental annual retirement income payments will be made from general corporate funds.

The components of net periodic pension cost for the supplemental retirement income payments follow:

                                                     Year Ended September 30,
                                                   ---------------------------
In millions                                           1996      1995      1994
                                                   -------   -------   -------
Service cost                                       $   0.5   $   0.2   $   0.2
Interest cost                                          0.6       0.4       0.3
Net amortization and deferral                          0.2       0.2       0.2
                                                   -------   -------   -------
     Net pension cost                              $   1.3   $   0.8   $   0.7
                                                   =======   =======   =======

Assumptions used to develop the net periodic pension costs were:
     Discount rate                                    7.5%      8.0%      7.0%
     Expected rate of salary increases                5.0%      5.0%      0.0%

     The discount rate used to determine the accrued pension liability at September 30, 1996, 1995 and 1994 was 7.5 percent, 7.5 percent and 8.0 percent, respectively.
     Post-retirement Benefits Other Than Pensions - In connection with the acquisition of certain of its facilities, the Company assumed a liability for providing post-retirement medical coverage to age 65 for 96 salaried employees who elected to take early retirement prior to June 30, 1987. In addition, the Company has obligations to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at four of its facilities.
     The net post-retirement benefit cost for Fiscal 1996, Fiscal 1995 and Fiscal 1994 was $1.6 million, $0.3 million and $0.3 million, respectively.
The benefit cost for Fiscal 1996 includes a charge of $1.1 million for post-retirement medical costs for retirees related to the staff reduction program. The Company funds benefit costs on a pay-as-you-go basis, and, for Fiscal
1996, Fiscal 1995 and Fiscal 1994, the Company made benefit payments of approximately $0.7 million, $0.5 million and $0.5 million, respectively.

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheets.
                                                                 September 30,
                                                                --------------
In millions                                                       1996    1995
                                                                ------  ------
Actuarial present value of post-retirement benefits:
Retirees                                                        $  3.2  $  3.8
Fully eligible active plan participants                            1.3     0.2
Other active plan participants                                     0.3     0.5
                                                                ------  ------
     Accumulated post-retirement benefit obligation                4.8     4.5
Plan assets at market value                                         -       -
                                                                ------  ------
     Accumulated post-retirement benefit obligation                4.8     4.5
Unrecognized net loss                                             (1.2)   (1.6)
                                                                ------  ------
Accrued post-retirement benefit obligation                      $  3.6  $  2.9
                                                                ======  ======

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1996 was 8.0 percent in 1997 declining 1.0 percent per year to 6.0 percent in 1999 and thereafter. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1995 was 9.0 percent in 1996 declining 1.0 percent per year to 6.0 percent in 1999 and thereafter. The discount rate used in determining the accumulated post-retirement benefit obligation at September 30, 1996 and 1995 was 7.5 percent. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated post-retirement benefit obligation at September 30, 1996 would be increased by approximately $0.1 million or 2 percent. The effect of this change on the sum of the service cost and interest cost components of net periodic post-retirement benefit costs would be an increase of approximately 3 percent.

     Savings Plan - In October 1987, the Company established a defined contribution retirement savings plan (Section 401K Plan) covering substantially all salaried employees of the Company subject to certain service requirements for different aspects of participation. The Section 401K Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. Prior to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 50 percent of the participant's contribution up to a maximum of 2 percent of the participant's compensation. Subsequent to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 75 percent of the participant's contribution up to a maximum of 3 percent of the participant's compensation. The Company may also make additional discretionary contributions to the Section 401K Plan. For Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company's cost relating to the Section 401K Plan was $5.1 million, $1.6 million and $1.4 million, respectively. The Company's cost for Fiscal 1996 includes $3.5 million for deferred profit sharing contributions.

16. Commitments and Contingencies
The Company has various agreements which provide for the purchase at market prices of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage.
     The Company has a commitment to sell electricity from its cogeneration facility to a utility through 2013. The Company does not intend to terminate this contract; however, if terminated, penalties of approximately $8.3 million could be imposed.
     The Company has an agreement to sell at market prices approximately 130,000 tons per year (subject to annual adjustments, as defined) of unbleached kraft paper to S&G Packaging. The agreement expires five years after the Company no longer has an ownership interest in S&G Packaging.
     The Company has an agreement to purchase at market prices through 1999 the entire production of an unbleached kraft paper machine at a Riverwood International U.S.A., Inc. pulp and paper mill. The capacity of this machine is estimated to be 35,000 tons per year.
     The Company has an agreement to purchase at market prices, through 2004, approximately 24,000 tons per year of containerboard from Newark Group Industries, Inc.
     The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:
     The Company and certain of its officers and directors have been named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. On January 10, 1996, the court dismissed both counts with prejudice, and plaintiff has appealed. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations in the complaint are without merit, and the Company is vigorously defending itself.
     On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints in the Court of Chancery of the state of Delaware alleging breach of fiduciary duties on two counts. The first is a derivative count brought on behalf of the Company against the individual defendants, and the second is a direct count brought on behalf of the Company's stockholders. Each count alleges that the Company's stockholder Rights Agreement, adopted on June 12, 1995, amendments to the Company's charter and by-laws, adopted on July 21, 1995, and redemption of Warrants in July 1995 were all designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and to prohibit the use of the stockholder Rights Agreement from discouraging any bona fide acquirer. The Company believes the allegations are without merit and on January 16, 1996 moved to dismiss the consolidated complaint. The motion is fully briefed and argued, and the Company is awaiting a decision.

     On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 140 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation, and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the district court in Washington Parish, Louisiana, where they have been consolidated. The remaining federal action has been stayed.
     On May 21, 1996, the Louisiana state court established a Plaintiff's Liaison Committee (PLC) to coordinate and oversee the consolidated cases on behalf of plaintiffs. On June 26, 1996, the PLC and defendants agreed to a Case Management Order (CMO) that was subsequently entered by the Court. Pursuant to this CMO, the plaintiffs filed a single Consolidated Master Petition against Gaylord Chemical Corporation, the Company and twenty-one other defendants.
In this Consolidated Master Petition all claims against the individuals (including the officers of Gaylord Chemical Corporation and the Company) have been dropped. Also, pursuant to the terms of the CMO, all of the individual actions filed before the Consolidated Master Petition have been, or shortly will be, dismissed. The Consolidated Master Petition includes substantially all of the claims and theories asserted in the prior lawsuits, including negligence and strict liability, as well as several claims of statutory liability. Compensatory and punitive damages are sought. The Company and its subsidiary are vigorously contesting all of these claims.
     On July 15, 1996 the state court certified these consolidated actions as a single class action. The class was tentatively defined to include all those persons or entities who claim to have been injured as a result of the October 23, 1995 incident. This definition may be amended, or subclasses established, depending on the results of discovery. Written and document discovery is proceeding.
     In June and July several individual plaintiffs filed supervisory writs seeking to challenge the validity of the Court's (i) May 21, 1996 Order establishing the PLC; (ii) June 26, 1996 CMO; and (iii) July 15, 1996 Order certifying these consolidated cases as a class action. Some, but not all, of these supervisory writs have been fully briefed. Subsequent rulings by the Louisiana Supreme Court have upheld the CMO.
     In addition, the Company, its subsidiary and numerous other third party companies have been named as defendants in seven actions brought by plaintiffs in Mississippi state court, including two that name more than 6,000 individual claimants. This case is not filed as a class action but seeks to allege claims similar to those in the Louisiana state court. Defendants in the Mississippi case have filed a motion to sever the actions on grounds of misjoinder. The Company and its subsidiary are vigorously contesting these claims.
     The Company and its subsidiary maintain insurance and have filed separate suits seeking a declaratory judgment of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in state court with the liability cases. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and its subsidiary's defense costs under a reservation of rights.
     The Company believes that the outcome of all litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

17. Fair Value of Financial Instruments
The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments at September 30, 1996 is as follows:

                                                                     Estimated
                                                         Carrying         Fair
In millions                                                Amount        Value
                                                         --------    ---------
Assets
     Cash and equivalents                                $   39.2    $    39.2
     Trade receivables                                      111.0        111.0
     Long-term notes receivable                              11.9         12.5
Liabilities
     Trade payables                                          60.8         60.8
     Senior and subordinated notes                          584.0        642.4
     Capital lease obligations                               16.2         16.2
     Other senior debt                                       34.2         34.7

     Cash and equivalents, trade receivables, trade payables and capital lease obligations - The carrying amount of these items are a reasonable estimate of their fair value.
     Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers.
     Long-term notes receivable and other senior debt - Interest rates that are currently available to the Company for similar terms and remaining maturities are used to estimate fair value.
     The fair value estimates presented herein are based on pertinent information available to the Company at September 30, 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
     The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

18. Supplemental Cash Flow Disclosures
The balance sheet effects of non-cash transactions which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures are as follows:

                                                Year Ended September 30,
                                            --------------------------------
In millions                                    1996        1995         1994
                                            -------     -------      --------
Cash paid for interest expense              $  28.6     $  35.5      $   37.8
Cash paid for income taxes                      5.6         2.5            -
Supplemental schedule of non-cash investing
 and financing activities:
     Property additions                         5.6        45.1           8.4
     Increase in total debt                     5.6        45.1            -
     Increase in accrued and other liabilities   -           -            4.5
     Increase in other long-term liabilities     -           -            3.9
     Write-off of deferred financing fees       1.5          -             -

19. Quarterly Data (Unaudited)

                                                                     Quarter
                                                        -------------------------------------
In millions, except per share data                          1st       2nd       3rd       4th       Year
                                                        -------   -------   -------   -------    -------
Fiscal 1996
Net sales                                               $ 253.8   $ 219.3  $  225.5   $ 223.4    $ 922.0
Gross margin                                               74.8      45.2      43.8      42.0      205.8
Income (loss) before extraordinary item                    19.1       1.2       0.1      (8.6)      11.8
Extraordinary loss                                         (2.6)      -         -        (0.6)      (3.2)
Net income (loss)                                          16.5       1.2       0.1      (9.2)       8.6
Earnings per common and common equivalent share:
     Income (loss) before extraordinary item               0.35      0.02       0.0     (0.16)      0.22
     Extraordinary loss                                   (0.05)      -         -       (0.01)     (0.06)
     Net income (loss)                                     0.30      0.02       0.0     (0.17)      0.16
Weighted average common and common
     equivalent shares outstanding                         55.0      55.1      55.1      53.6       54.7
Common stock price (AMEX)            High                10 3/8    11 5/8    11 1/2   7 15/16     11 5/8
                                     Low                 7 1/16     7 1/2   7 11/16     5 3/8      5 3/8
Warrant price (AMEX)                 High                 9 3/8    10 7/8    10 7/8   7 11/16     10 7/8
                                     Low                  6 1/2     7 1/4     7 5/8     5 3/4      5 3/4
Fiscal 1995
Net sales                                               $ 241.2   $ 256.3   $ 285.2   $ 268.7   $1,051.4
Gross margin                                               57.1      74.5      85.4      79.4      296.4
Net income                                                 11.8      27.5      39.8      55.1      134.2
Net income per common and common
     equivalent share                                      0.21      0.51      0.72      1.00       2.44
Weighted average common and common
     equivalent shares outstanding                         54.9      55.1      55.2      55.2       55.1
Common stock price (AMEX)            High                 9 3/4    13 7/8    15 1/2    13 3/8     15 1/2
                                     Low                  7 1/2     7 3/4     7 3/4         9      7 1/2
Warrant price (AMEX)                 High                 8 1/8    10 7/8    11 7/8    11 1/2     11 7/8
                                     Low                  5 7/8     6 1/2     7 1/4     8 1/4      5 7/8
Fiscal 1994
Net sales                                               $ 183.9   $ 182.5   $ 203.2   $ 214.8   $  784.4
Gross margin                                               16.7      19.1      23.9      33.3       93.0
Net loss                                                  (23.0)    (22.6)    (19.7)    (18.7)     (84.0)
Net loss per common and common
     equivalent share                                     (0.43)    (0.42)    (0.37)    (0.35)     (1.57)
Weighted average common and common
     equivalent shares outstanding                         53.5      53.6      53.6      53.7       53.6
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



                                    Part III

          Item 10. Directors and Executive Officers of the Registrant


See the section captioned Executive Officers of the Registrant under Part I of this Report for information concerning the Company's executive officers.
     For information concerning the directors of the Company, see the sections captioned Nominees for Election at the 1997 Annual Meeting and Directors in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 5, 1997. Said sections are incorporated by reference herein.



                       Item 11. Executive Compensation


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 5, 1997 the sections therein captioned Executive Compensation and Employment Agreements.



            Item 12. Security Ownership of Certain Beneficial
                            Owners and Management


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 5, 1997 the section therein captioned Information With Respect to Certain Stockholders.



            Item 13. Certain Relationships and Related Transactions


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 5, 1997 the section therein captioned Certain Transactions.

                                     Part IV

               Item 14. Exhibits, Financial Statement Schedule,
                           and Reports on Form 8-K


     a. Financial Statement Schedule. The following Financial Statement Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

          Description                                                 Page
          ----------------------------------------------------------------
     II.  Valuation and Qualifying Accounts and Reserves                47


     All other schedules have been omitted because the information is either not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under Item 8.
     b. No reports have been filed on Form 8-K during the current reporting period.
     c. Exhibits. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.
     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-25675 (filed November 28, 1988), No. 33-32221 (filed November 27, 1989),
No. 33-33977 (filed March 21, 1990), No. 33-33871 (filed March 21, 1990) and No.
33-54367 (filed June 29, 1994):

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

3.2(a)    Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5, 1995 Form 8-K)


(a) Incorporated by reference
(b) Filed with this Annual Report

4.1(a)    Amended and Restated Credit Agreement dated as of June 30, 1995 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as agent and Co-Manager and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to Exhibit 4.1 of the June 30, 1995 Form 10-Q

4.2(a)    First Amendment to Amended and Restated Credit Agreement dated as of
May 30, 1996 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as agent and Co-Manager and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1996 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1996 Form 10-Q)

4.3(a)    Second Amendment to Amended and Restated Credit Agreement dated as of
July 19, 1996 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as agent, incorporated by reference to Exhibit 4.2 of June 30, 1996 Form 10-Q

4.4(a)    Credit agreement dated as of October 31, 1989 between the Registrant and the Export-Import Bank of the United States incorporated by reference to
Exhibit 4.21 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1990, filed under the Securities Exchange Act of 1934, as amended

4.5(a)    Specimen Certificate for the Class A Common Stock, par value $.0001 per share, of the Registrant, incorporated by reference to Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934, as amended (October 30, 1992 Form 8-K)

4.6(a)    Warrant Agreement between the Registrant and Harris Trust and Savings
Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.3 of the October 30, 1992
Form 8-K

4.7(a)    Specimen Certificate for the Redeemable Exchangeable Warrants of the
Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.8(a)    Trust Agreement between the Registrant and Harris Trust and Savings
Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to
Exhibit 4.4 of the October 30, 1992 Form 8-K

4.9(a)    Rights Agreement, dated June 12, 1995, between the Registrant and
Harris Trust and Savings Bank as Rights agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto, as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July 5, 1995 Form 8-K

4.10(a)   Form of Indenture between the Registrant and Shawmut Bank Connecticut,
National Association as Trustee, relating to the Registrant's 11-1/2% Senior Notes Due 2001, incorporated by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-3 (No. 33-60016), as amended, filed under the Securities Act of 1933, as amended (the 1993 Debt Registration Statement)

4.11(a)   Specimen Certificate of the Registrant's 11-1/2% Senior Notes Due
2001, incorporated by reference to Exhibit 4(b) of the 1993 Debt Registration Statement

4.12(a)   Form of Indenture between the Registrant and Ameritrust Texas,
National Association as Trustee, relating to the Registrant's 13-3/4% Senior Subordinated Discount Debentures Due 2005, incorporated by reference to Exhibit 4(c) of the 1993 Debt Registration Statement

4.13(a)   Specimen Certificate of the Registrant's 13-3/4% Senior Subordinated
Discount Debentures Due 2005, incorporated by reference to Exhibit 4(d) of the 1993 Debt Registration Statement


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

4.16(b)   Amendment No.1 to Receivables Purchase Agreement dated as of
November 7, 1996 between the Registrant and Gaylord Receivables Corporation

4.17(a)   Gaylord Receivables Master Pooling and Servicing Agreement dated as of
September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.18(a)   Revolving Credit Agreement dated as of September 24, 1993 between
Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.16 of the 1993 Form 10-K

4.19(b)   Extension of Credit Agreement dated as of September 27, 1996 between
Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent

4.20(a)   Security Agreement dated as of September 24, 1993 between Gaylord
Receivables Corporation and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.17 of the 1993 Form 10-K

4.21(a)   Series 1993-1 A-RI Supplemental Issuance Agreement dated as of
September 24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended December 31, 1993, filed under the Securities Exchange Act of 1934, as amended

10.1(a)   Bogalusa Hog Fuel Supply Agreement by and between the Registrant and
Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

10.2(a)   Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.3(a)   Bogalusa Sawmill Agreement by and between the Registrant and Cavenham
Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to
Exhibit 10.11 of the 1986 Debt Registration Statement

10.4(a)   Bogalusa Timberland Agreement by and between the Registrant and
Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.5(a)   Transfer and Assumption Agreement by and between the Registrant and
Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.6(a)   Undertaking by and between the Registrant and Crown Zellerbach
Corporation dated as of May 2, 1986, incorporated by reference to Exhibit 10.17 of the 1986 Debt Registration Statement


(a) Incorporated by reference.
(b) Filed with this Annual Report.

10.7(a)   Transaction Agreement by and between James River Corporation of
Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

10.8(a)   Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1 (No. 33-21227), as amended, filed under the Securities Act of 1933, as amended (the 1988 Debt Registration Statement)

10.9(a)   Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit
10.23 of the 1988 Debt Registration Statement

10.10(a) Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration Statement

10.11(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries Inc., amending the Bogalusa Roundwood Supply and Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant's Proxy Statement - Prospectus on Form S-4 (No. 33-41799) as amended, filed under the Securities Act of 1933, as amended (the 1991 Proxy Statement - Prospectus)

10.12(a) Bogalusa Wood Chip Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

10.13(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(i) of the 1991 Proxy Statement - Prospectus

10.14(a) Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.15(a) Indemnification Agreement by and between the Registrant, Crown Zellerbach Corporation and Cavenham Forest Industries, Inc. dated as of November 17, 1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration Statement

10.16(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated as of May 18, 1988, incorporated by reference to Exhibit 10.1 of the 1988 Debt Registration Statement

10.17(a) Amendment No. 1 to Employment Agreement between the Registrant and Marvin A. Pomerantz dated February 8, 1989, incorporated by reference to Exhibit
10.25 of the Registrant's Registration Statement on Form S-1 (No. 33-29722), as amended, filed under the Securities Act of 1933, as amended (the 1989 Debt Registration Statement)

10.18(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated January 1, 1993, incorporated by reference to Exhibit 10.20 of the 1993 Form 10-K

10.19(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to Exhibit 10.2 of the 1988 Debt Registration Statement

10.20(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit
10.26 of the 1989 Debt Registration Statement


(a) Incorporated by reference.
(b) Filed with this Annual Report.

10.21(a) Employment Letter Agreement by and between the Registrant and Dale E. Stahl, dated as of November 22, 1993, incorporated by reference to Exhibit 10.25 of the 1993 Form 10-K

10.22(a)  Employment Letter Agreement by and between the Registrant and Daniel
P. Casey, dated as of November 22, 1993, incorporated by reference to Exhibit
10.27 of the 1993 Form 10-K

10.23(a)  Employment Letter Agreement by and between the Registrant and Lawrence
G. Rogna, dated as of November 22, 1993, incorporated by reference to Exhibit
10.29 of the 1993 Form 10-K

10.24(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.25(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Warren J. Hayford, incorporated by reference to Exhibit 10(pp) of the 1991 Proxy Statement - Prospectus

10.26(a) S&G Packaging Company, L.L.C. Joint Venture Agreement dated as of July 12, 1996 by and between the Registrant and Stone Container Corporation incorporated by reference to Exhibit 10.1 of the June 1996 Form 10-Q

10.27(a) S&G Packaging Company, L.L.C. Limited Liability Company Agreement dated as of July 12, 1996 incorporated by reference to Exhibit 10.2 of the June 1996 Form 10-Q

10.28(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.29(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.30(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

10.31(a)  Gaylord Container Corporation Retirement Plan

10.32(a)  Gaylord Container Corporation Retirement Savings Plan

10.33(a)  Gaylord Container Corporation Management Incentive Plan

10.34(a)  Gaylord Container Corporation Key Performance Compensation Plan

10.35(a)  Gaylord Container Corporation Shareholder Value Plan

10.36(a)  Gaylord Container Corporation Supplemental Retirement Plan

21.1(a)   Subsidiaries of the Registrant, incorporated by reference to Exhibit
21.1 of the 1993 Form 10-K

23.1(b)   Consent of Deloitte & Touche LLP

24.1(b)   Power of Attorney

27.1(b)   Financial Data Schedule


(a) Incorporated by reference.
(b) Filed with this Annual Report.

                                    Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of December, 1996.
                                                 Gaylord Container Corporation
                                                    By /s/ Marvin A. Pomerantz
                                                    --------------------------
                                                           Marvin A. Pomerantz
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 9th day of December, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                                                Title

/s/ Marvin A. Pomerantz         Chairman, Chief Executive Officer and Director
---------------------------
Marvin A. Pomerantz                              (Principal Executive Officer)

/s/ Daniel P. Casey                                   Executive Vice President
---------------------------
Daniel P. Casey                                  (Principal Financial Officer)

/s/ Jeffrey B. Park                        Vice President-Corporate Controller
---------------------------
Jeffrey B. Park                                 (Principal Accounting Officer)

/s/ Mary Sue Coleman*                                                 Director
---------------------------
Mary Sue Coleman

/s/ Harve A. Ferrill*                                                 Director
---------------------------
Harve A. Ferrill

/s/ John E. Goodenow*                                                 Director
---------------------------
John E. Goodenow

/s/ David B. Hawkins*                                                 Director
---------------------------
David B. Hawkins

/s/  John Hawkinson*                                                  Director
---------------------------
John Hawkinson

/s/ Warren J. Hayford*                                                Director
---------------------------
Warren J. Hayford

/s/ Richard S. Levitt*                                                Director
---------------------------
Richard S. Levitt

/s/ Ralph L. MacDonald Jr.*                                           Director
---------------------------
Ralph L. MacDonald Jr.

/s/ Thomas H. Stoner*                                                 Director
---------------------------
Thomas H. Stoner

*By Daniel P. Casey, Attorney-in-fact

                Gaylord Container Corporation and Subsidiaries

        Schedule II - Valuation and Qualifying Accounts and Reserves

                                                        Additions      Additions
                                        Balance at     charged to     charged to                    Balance
                                         beginning      costs and          other                  at end of
In Millions                                of year       expenses       accounts    Deductions         year
                                        ----------     ----------     ----------    ----------    ---------
For the Year ended September 30, 1994:
Allowance for accounts receivable       $      4.5     $      9.9     $        -    $    (10.7)   $     3.7
                                        ==========     ==========     ==========    ==========    =========
Reserves - asset write-down             $     30.7     $        -     $        -    $     (1.1)   $    29.6
                                        ==========     ==========     ==========    ==========    =========
Reserves - allowance for abandonments   $        -     $      5.3     $        -    $        -    $     5.3
                                        ==========     ==========     ==========    ==========    =========
Reserves - purchase adjustments-accrued
     restructuring costs                $      4.4     $        -     $     (0.3)   $     (2.9)   $     1.2
                                        ==========     ==========     ==========    ==========    =========
Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                              $      2.5     $      0.4     $      0.2    $        -    $     3.1
                                        ==========     ==========     ==========    ==========    =========

For the Year ended September 30, 1995:
Allowance for accounts receivable       $      3.7     $     26.7     $        -    $    (23.9)   $     6.5
                                        ==========     ==========     ==========    ==========    =========
Reserves - asset write-down             $     29.6     $        -     $        -    $     (2.0)   $    27.6
                                        ==========     ==========     ==========    ==========    =========
Reserves - allowance for abandonments   $      5.3     $        -     $        -    $     (4.3)   $     1.0
                                        ==========     ==========     ==========    ==========    =========
Reserves - purchase adjustments-accrued
     restructuring costs                $      1.2     $        -     $      1.2    $     (1.2)   $     1.2
                                        ==========     ==========     ==========    ==========    =========
Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                              $      3.1     $      0.1     $     (1.2)   $        -    $     2.0
                                        ==========     ==========     ==========    ==========    =========

For the Year ended September 30, 1996:
Allowance for accounts receivable       $      6.5     $     23.4     $        -    $    (23.0)   $     6.9
                                        ==========     ==========     ==========    ==========    =========
Reserves - asset write-down             $     27.6     $        -     $        -    $     (3.5)   $    24.1
                                        ==========     ==========     ==========    ==========    =========
Reserves - allowance for abandonments   $      1.0     $      0.2     $        -    $        -    $     1.2
                                        ==========     ==========     ==========    ==========    =========
Reserves - purchase adjustments-accrued
     restructuring costs                $      1.2     $        -     $      0.2    $     (0.8)   $     0.6
                                        ==========     ==========     ==========    ==========    =========
Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                              $      2.0     $      0.1     $     (0.2)   $        -    $     1.9
                                        ==========     ==========     ==========    ==========    =========

                                       47
