Form 10-Q
period 1996-12-31
GAYLORD CONTAINER CORP /DE/
filed 1997-02-11
CIK 812700

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to           .

    For Quarter Ended December 31, 1996          Commission file number 1-9915

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


       As of February 7, 1997, the registrant had outstanding 52,765,568 shares of its $0.0001 par value Class A Common Stock (including 2,807,940 shares held in trust for the benefit of the warrant holders) and 2,807,940 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                        PAGE
  PART I.  FINANCIAL INFORMATION					    NUMBERS

  Item 1.   Financial Statements                                        1 - 6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7 - 9


  PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                             10

  Item 2.   Changes in Securities                                         10

  Item 3.   Defaults Upon Senior Securities                               10

  Item 4.   Submission of Matters to a Vote of Security Holders           10

  Item 5.   Other Information                                             10

  Item 6.   Exhibits and Reports on Form 8-K                              11

  SIGNATURES                                                              12


  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  CONDENSED CONSOLIDATED BALANCE SHEETS,
  DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
  ---------------------------------------------------------------------------

                                                     DECEMBER 31,   SEPTEMBER 30,
                                                         1996           1996
                                                     -----------    ---------
 ASSETS                                                     (In millions)
  CURRENT ASSETS:
    Cash and equivalents                                $    3.5        $   39.2
    Trade receivables (less allowances of
     $7.4 million and $6.9 million, respectively)          103.2           111.0
    Inventories (Note 2)                                    84.8            70.4
    Deferred income taxes                                    5.1             5.1
    Other current assets                                     8.1            10.4
                                                         -------         -------
        Total current assets                               204.7           236.1
                                                         -------         -------

  PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost               1,041.3         1,033.3
    Less accumulated depreciation                          435.6           421.0
                                                         -------         -------
       Property - net                                      605.7           612.3
                                                         -------         -------
  DEFERRED INCOME TAXES                                     23.2            16.8

  OTHER ASSETS                                              69.0            67.8
                                                         -------         -------
          TOTAL                                         $  902.6        $  933.0
                                                         =======         =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES:
    Current maturities of long-term debt                $   11.3        $   11.3
    Trade payables                                          57.0            60.8
    Accrued and other liabilities                           66.6            94.2
                                                         -------         -------
        Total current liabilities                          134.9           166.3
                                                         -------         -------

  LONG-TERM DEBT                                           633.8           623.1

  OTHER LONG-TERM LIABILITIES                               28.9            29.1

  COMMITMENTS AND CONTINGENCIES                              -               -

  STOCKHOLDERS' EQUITY:
    Class A common stock - par value, $.0001 per share;
      authorized 125,000,000 shares; issued 54,312,812
      shares and 54,270,011 shares, respectively, and
      outstanding 52,741,913 shares and 52,688,233
      shares, respectively                                   -               -
    Capital in excess of par value                         173.6           173.5
    Retained deficit                                       (55.8)          (46.1)
    Common stock in treasury - at cost; 1,570,899
     shares and 1,581,778 shares, respectively             (11.6)          (11.7)
    Recognition of minimum pension liability                (1.2)           (1.2)
                                                         -------         -------
    Total stockholders' equity                             105.0           114.5
                                                         -------         -------
          TOTAL                                         $  902.6        $  933.0
                                                         =======         =======

    See notes to condensed consolidated financial statements.


    GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
    ----------------------------------------------

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
    DECEMBER 31, 1996 AND 1995 (In millions, except per share data)
    --------------------------------------------------------------------------

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                   1996               1995
                                               ------------       ------------
    NET SALES                                    $ 195.6            $ 253.8
    COST OF GOODS SOLD                             174.2              179.0
                                                  ------             ------
    GROSS MARGIN                                    21.4               74.8
    SELLING AND ADMINISTRATIVE COSTS               (20.5)             (22.5)
                                                  ------             ------
    OPERATING EARNINGS                               0.9               52.3
    INTEREST EXPENSE - Net                         (19.4)             (19.8)
    OTHER INCOME - Net                               0.8                0.1
                                                  ------             ------
    EARNINGS (LOSS) BEFORE TAXES AND
      EXTRAORDINARY ITEM                           (17.7)              32.6
    INCOME TAXES                                    (8.0)              13.5
                                                  ------             ------
    EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM       (9.7)              19.1
    EXTRAORDINARY LOSS (Note 3)                       -                (2.6)
                                                  ------             ------
    NET INCOME (LOSS)                               (9.7)           $  16.5
                                                                     ======

    RETAINED DEFICIT:
      BEGINNING OF PERIOD                          (46.1)
                                                  ------
      END OF PERIOD                              $ (55.8)
                                                  ======
    EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE:
        EARNINGS (LOSS) BEFORE
         EXTRAORDINARY ITEM                      $ (0.18)           $  0.35
        EXTRAORDINARY LOSS (Note 3)                  -                (0.05)
                                                  ------             ------
        NET INCOME (LOSS)                        $ (0.18)           $  0.30
                                                  ======             ======
    AVERAGE NUMBER OF COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                 52.7               55.0
                                                  ======             ======





         See notes to condensed consolidated financial statements.



  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
  DECEMBER 31, 1996 AND 1995
  ----------------------------------------------------------------------------
                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                     1996            1995
                                               ---------------    ------------
                                                        (In millions)
  CASH FLOWS FROM OPERATIONS:
    Earnings (loss) before extraordinary item       $ (9.7)         $ 19.1
    Adjustments to reconcile earnings (loss) before
     extraordinary item to net cash from operating
     activities:
        Depreciation and amortization                 16.3            16.3
        Non-cash interest expense                      -              12.1
        Deferred income taxes                         (6.4)            8.6
        Change in current assets and liabilities,
         excluding acquisitions and dispositions     (36.3)           (6.0)
        Other - net                                   (2.1)           (1.3)
                                                     -----           -----
  Net cash provided by (used for) operations         (38.2)           48.8
                                                     -----           -----

  CASH FLOWS FROM INVESTMENTS:
    Capital expenditures                              (8.4)          (16.0)
    Capitalized interest                              (0.2)           (0.1)
    Other investments - net                            0.5             1.9
                                                     -----           -----
  Net cash used for investments                       (8.1)          (14.2)
                                                     -----           -----

  CASH FLOWS FROM FINANCING:
    Senior debt - repayments                          (2.1)           (1.7)
    Early retirement of debt (Note 3)                  -             (66.8)
    Revolver borrowings - net                         12.5             8.0
    Other financing - net                              0.2             0.1
                                                     -----           -----
  Net cash provided by (used for) financing           10.6           (60.4)
                                                     -----           -----
  Net decrease in cash and equivalents               (35.7)          (25.8)
  Cash and equivalents, beginning of period           39.2            32.5
                                                     -----           -----
  Cash and equivalents, end of period               $  3.5          $  6.7
                                                     =====           =====

  SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for:
    Interest                                        $ 37.3          $ 13.3
                                                     =====           =====

    Income taxes                                    $   -           $  0.4
                                                     =====           =====

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
    Write-off of deferred financing fees            $   -           $  1.4
                                                     =====           =====

  See notes to condensed consolidated financial statements.

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ----------------------------------------------------

  1.  GENERAL
      -------

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 and 1995, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1996.


  2.  INVENTORIES
      -----------

                                                DECEMBER 31,     SEPTEMBER 30,
                                                    1996             1996
                                                ------------     -------------
                                                       (In millions)
  Inventories consist of:
  Finished products                                $19.6            $16.3
  In process                                        43.0             31.3
  Raw materials                                     10.8              8.5
  Supplies                                          14.4             14.3
                                                    ----             ----
                                                    87.8             70.4
  LIFO valuation adjustment                         (3.0)             -
                                                    ----             ----
     Total                                         $84.8            $70.4
                                                    ====             ====

  3.  CONTINGENCIES
      -------------

  The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

  The Company and certain of its officers and directors have been named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. On January 10, 1996, the court dismissed both counts with prejudice, and plaintiff has appealed. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations are without merit, and the Company is vigorously defending itself.

  On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the state of Delaware alleging breach of fiduciary

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  ----------------------------------------------------------------

  duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that the Company's stockholder Rights Agreement, adopted on June 12, 1995, amendments to the Company's charter and by-laws, adopted on July 21, 1995, and a redemption of Warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. On December 19, 1996, the Delaware Chancery Court denied the Company's motion to dismiss the complaint in its entirety. The case is now in the preliminary discovery stage. The Company believes the allegations are without merit and is defending itself vigorously.

  On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action was ordered coordinated with the Louisiana State action.

  On May 21, 1996 the Louisiana state court established a Plaintiff's Liaison Committee (PLC) to coordinate and oversee the consolidated cases on behalf of plaintiffs. On June 26, 1996 the PLC and defendants agreed to a Case Management Order (CMO) that was subsequently entered by the Court. Pursuant to this CMO, the plaintiffs filed a single Consolidated Master Petition against Gaylord Chemical Corporation, the Company and twenty-one other defendants. In this Consolidated Master Petition all claims against the individuals (including the officers of Gaylord Chemical Corporation and the Company) have been dropped. Also, pursuant to the terms of the CMO, all of the individual actions filed before the Consolidated Master Petition have been, or are scheduled to be, dismissed. The Consolidated Master Petition includes substantially all of the claims and theories asserted in the prior lawsuits, including negligence and strict liability, as well as several claims of statutory liability. Compensatory and punitive damages are sought. The Company and its subsidiaries are vigorously contesting all of these claims.

  On July 15, 1996 the Louisiana state court certified these consolidated actions as a single class action. The class was tentatively defined to

  GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
  ----------------------------------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
  ----------------------------------------------------------------

  include all those persons or entities who claim to have been injured as a result of the October 23, 1995 accident. This class definition may be amended, or subclasses established, depending on the results of discovery. The Court's July 15, 1996 Class Certification Order is currently on appeal and all discovery in the underlying litigation has been stayed pending resolution of that appeal, or until further order of the Court.

  In addition, the Company, its subsidiary and numerous other third party companies have been named as defendants in ten actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. Included among these ten cases are two actions which purport to be on behalf of over 9,000 individuals. These ten cases are not filed as a class action but have been consolidated before a single judge in Hinds County, Mississippi. All ten cases seek to allege claims similar to those in the Louisiana state court. To date, discovery in these ten consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. In light of the stay of discovery in Louisiana, on January 23, 1997, the Mississippi court stayed all discovery in the ten consolidated Mississippi actions until March 31, 1997 or until further order of the Court. Defendants have pending a motion to require the thousands of individual plaintiffs in these ten Mississippi cases to file separate complaints and filing fees for each individual plaintiff. The Company and its subsidiary are vigorously contesting these claims.

  The Company and its subsidiary maintain insurance and have filed separate suits seeking a declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court with the liability cases. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and its subsidiary's defense costs under a reservation of rights. Discovery in these declaratory judgement cases is proceeding.

  The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  4.  EXTRAORDINARY ITEM
      ------------------

  During the first quarter of fiscal 1996, the Company repurchased and retired approximately $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, approximately $1.4 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.

  5.  ADOPTION OF NEW ACCOUNTING STANDARD
      -----------------------------------

  Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
  123) by electing to continue to apply the intrinsic value-based method of accounting for stock-based compensation. The Company will provide, if material, the required pro forma disclosures pertaining to its stock-based compensation in its year-end fiscal 1997 financial statement footnotes.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS
  ---------------------

  First Quarter of Fiscal 1997 Compared with First Quarter of Fiscal 1996.

  Net sales for the first quarter of fiscal 1997 were $195.6 million, a decrease of approximately 23 percent compared with net sales of $253.8 million for the first quarter of fiscal 1996. Operating earnings for the current quarter were $0.9 million compared with $52.3 million for the year-ago quarter. The net loss for the current quarter totaled $9.7 million, or $0.18 per share, compared with net income of $16.5 million, or $0.30 per share (including a $2.6 million extraordinary loss ($0.05 per share) on the early retirement of debt), for the year-ago quarter.

  Sales and earnings in the first quarter of fiscal 1997 were adversely affected by lower average selling prices for the Company's products, which decreased operating earnings by approximately $55 million compared with the first quarter of fiscal 1996. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 34 percent, 35 percent and 26 percent, respectively, in the first quarter of fiscal 1997 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 28 percent and 9 percent, respectively, in the current quarter compared with the prior-year quarter.

  Sales and earnings in the first quarter of fiscal 1997 were favorably affected by higher mill production and corrugated shipments. Higher volume increased operating earnings by approximately $6 million.

  Quarter-over-quarter, total mill production increased to 3,997 tons per day (TPD, calculated on the basis of the number of days in the period) from 3,903 TPD. This favorable volume variance is due to an estimated 17,000 tons of production "lost" due to non-maintenance downtime taken during the first quarter of fiscal 1996. Containerboard production in the first quarter of fiscal 1997 of 3,316 TPD increased approximately 5 percent from 3,146 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter decreased approximately 10 percent to 681 TPD from 757 TPD in the prior-year quarter.

  Corrugated shipments totaled 3.3 billion square feet in the first quarter of fiscal 1997, an increase of approximately 6 percent compared with 3.1 billion square feet in the year-ago quarter. Multiwall bag shipments increased to 14.1 thousand tons in the current quarter compared with shipments of 12.6 thousand tons in the first quarter of fiscal 1996.

  Gross margin as a percentage of net sales for the first quarter of fiscal 1997 decreased to 10.9 percent from 29.5 percent in the prior-year quarter primarily due to lower selling prices for the Company's products, partially offset by improved volume. The Company's average delivered cost of OCC decreased approximately 4 percent in the first quarter of fiscal 1997 compared with the year-ago quarter.

  Selling and administrative costs of $20.5 million for the current quarter decreased from $22.5 million in the prior-year quarter. The favorable comparison in selling and administrative costs is primarily due to the exchange of the Company's grocery bag and sack manufacturing assets for a 35 percent equity interest in S&G Packaging Company, L.L.C., a joint venture with Stone Container Corporation, in the fourth quarter of fiscal 1996. Net interest expense declined from the prior-year quarter by $0.4 million to $19.4 million in the first quarter of fiscal 1997.

  In the first quarter of fiscal 1997, the Company recorded a tax benefit of $8.0 million which corresponds to an effective tax rate of approximately 45 percent. In the first quarter of fiscal 1996, the Company recorded a tax provision of $13.5 million which corresponds to an effective rate of approximately 41 percent.

  During the first quarter of fiscal 1996, the Company repurchased and retired approximately $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, approximately $1.4 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------
  General

  The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

  Net cash used for operations for the first quarter of fiscal 1997 was $38.2 million, compared with net cash provided by operations of $48.8 million a year ago. The unfavorable comparison to the prior-year period was primarily due to reduced earnings and the first quarter fiscal 1997 semi-annual interest payment on the Company's Senior Subordinated Discount Debentures due 2005, on which interest had previously been accreting.

  Capital expenditures of $8.4 million in the first quarter of fiscal 1997 decreased by $7.6 million from $16.0 million in the first quarter of fiscal 1996.

  In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. For the first quarter of fiscal 1997, East Mill related costs exceeded proceeds from asset disposals by approximately $0.5 million. At December 31, 1996, balance sheet valuation allowances for demolition and asbestos removal were approximately $2.1 million and $15.3 million, respectively, reducing the carrying value of the East Mill to $1.2 million.

  In the fourth quarter of fiscal 1996, the Company recognized a $8.1 million pre-tax charge primarily for enhanced retirement benefits and post-retirement medical costs, and severance payments associated with a staff reduction program. In fiscal 1997, the Company charged approximately $0.9 million of severance costs to balance sheet accruals. At December 31, 1996, the Company had remaining balance sheet accruals for severance payments of approximately $0.9 million and anticipates making substantially all of such payments by September 1997. In addition, the Company has remaining balance sheet accruals of approximately $2.0 million for non-recurring operating charges (primarily lease termination costs) recognized prior to fiscal 1995. The Company anticipates incurring such costs ratably over the next twelve months.

  Liquidity

  At December 31, 1996, the Company had cash and equivalents of $3.5 million, a decrease of $35.7 million from September 30, 1996, as cash used for operations and investments exceeded cash provided by financing. Total debt increased by $10.7 million to $645.1 million at December 31, 1996 from $634.4 million at September 30, 1996 as a result of revolver borrowings. At December 31, 1996, the Company had $12.5 million of borrowings outstanding and approximately $210 million of credit available under the revolving portions of its credit agreements.

  The Company announced price increases for containerboard and kraft paper to take effect in the fall of 1996. Although the Company realized higher prices for these products during the first fiscal quarter, containerboard prices declined to the pre-increase levels in early January and resulted in retroactive pricing adjustments which were recorded in the first quarter of fiscal 1997. Based upon January 1997 product prices and fiber costs, the Company believes that cash provided by operations and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. However, unless there is significant price improvement in fiscal 1998, modifications would be required to certain financial covenants in the Company's bank credit agreement.

  Forward-looking statements in this filing, including those in the footnotes to the financial statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material, energy and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation. For additional information see the Company's annual report on Form 10-K for the most recent fiscal year.

                          PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.

  	       	The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 3 of Notes to Condensed Consolidated Financial Statements." The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Item 2.  Changes in Securities.

         		Not Applicable.

  Item 3.  Defaults Upon Senior Securities.

           Not applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders.

         		On February 5, 1997, the Company held its annual meeting of
           stockholders at which the following issues were voted upon by holders of the Company's common stock:

  The Company's ten directors were re-elected by the following vote:

       		     				          For         Withheld
       		     Mary Sue Coleman		       48,905,552    2,051,948
       		     Harve A. Ferrill		       48,912,652    2,044,848
           	  John E. Goodenow		       48,914,652    2,042,848
       		     David B. Hawkins		       48,913,652    2,043,848
       		     John Hawkinson  		       48,907,652    2,049,848
       		     Warren J. Hayford	       48,909,652    2,047,848
       		     Richard S. Levitt	       48,913,652    2,043,848
       		     Ralph L. MacDonald Jr.   48,915,652    2,041,848
       		     Marvin A. Pomerantz	     48,906,352    2,051,148
       		     Thomas H. Stoner		       48,912,902    2,044,598

  Stockholders approved the Gaylord Container Corporation 1997 Long-Term Equity Incentive Plan by a vote of 37,792,627 for; 10,008,791 against; 1,542,750 withheld.

  The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 1997 was ratified by a vote of 49,298,284 for; 273,248 against; 1,385,968 withheld.

  Item 5.  Other Information.

           Not applicable.

                    PART II - OTHER INFORMATION - CONCLUDED

  Item 6.  Exhibits and Reports on Form 8-K.

               Number and Description of Exhibit
               ---------------------------------
           a)  27.1(a)    Financial Data Schedule

           b)  Not applicable.















































  ------------------------------------------------------------------
  (a) Filed with this Quarterly Report.

                                   SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GAYLORD CONTAINER CORPORATION

  Date:  February 7, 1997                /s/ Marvin A. Pomerantz
                                         ------------------------------------
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


  Date:  February 7, 1997                /s/ Jeffrey B. Park
                                         ------------------------------------
                                         Jeffrey B. Park
                                         Vice President-Controller
                                         (Principal Accounting Officer)