Form 10-Q
period 1997-03-31
GAYLORD CONTAINER CORP /DE/
filed 1997-05-01
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to           .

  For Quarter Ended March 31, 1997          Commission file number 1-9915

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


     As of April 30, 1997, the registrant had outstanding 52,795,665 shares of its $0.0001 par value Class A Common Stock (including 2,796,740 shares held in trust for the benefit of the warrant holders) and 2,796,740 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                      NUMBERS
------------------------------                                      -------

Item 1.   Financial Statements                                        1 - 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9 - 13


PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                             14

Item 2.   Changes in Securities                                         14

Item 3.   Defaults Upon Senior Securities                               14

Item 4.   Submission of Matters to a Vote of Security Holders           14

Item 5.   Other Information                                             14

Item 6.   Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                              16
----------


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
MARCH 31, 1997 AND SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                     MARCH 31,    SEPTEMBER 30,
                                                       1997           1996
                                                     --------     ------------
ASSETS                                                     (In millions)
------
CURRENT ASSETS:
  Cash and equivalents                                $   10.1        $   39.2
  Trade receivables (less allowances of
   $7.0 million and $6.9 million, respectively)           99.0           111.0
  Inventories (Note 2)                                    77.6            70.4
  Deferred income taxes                                    5.1             5.1
  Other current assets                                    14.7            10.4
                                                       -------         -------
      Total current assets                               206.5           236.1
                                                       -------         -------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost               1,046.8         1,033.3
  Less accumulated depreciation                          449.7           421.0
                                                       -------         -------
      Property - net                                     597.1           612.3
                                                       -------         -------

DEFERRED INCOME TAXES                                     33.2            16.8

OTHER ASSETS                                              65.7            67.8
                                                       -------         -------
        TOTAL                                         $  902.5        $  933.0
                                                       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                $   11.0        $   11.3
  Trade payables                                          53.6            60.8
  Accrued interest payable                                27.3            27.3
  Accrued and other liabilities                           50.2            66.9
                                                       -------         -------
      Total current liabilities                          142.1           166.3
                                                       -------         -------

LONG-TERM DEBT                                           644.8           623.1

OTHER LONG-TERM LIABILITIES                               28.7            29.1

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDERS' EQUITY:
  Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 54,352,181
    shares and 54,270,011 shares, respectively, and
    outstanding 52,791,003 shares and 52,688,233
    shares, respectively                                   -               -
  Capital in excess of par value                         173.9           173.5
  Retained deficit                                       (74.3)          (46.1)
  Common stock in treasury - at cost; 1,561,178
   shares and 1,581,778 shares, respectively             (11.5)          (11.7)
  Recognition of minimum pension liability                (1.2)           (1.2)
                                                       -------         -------
  Total stockholders' equity                              86.9           114.5
                                                       -------         -------
        TOTAL                                         $  902.5        $  933.0
                                                       =======         =======

  See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996 (In millions, except per share data)
------------------------------------------------------------------------------
                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                               1997               1996
                                              ------             ------
NET SALES                                    $ 192.4            $ 219.3
COST OF GOODS SOLD                             180.1              174.1
                                              ------             ------
GROSS MARGIN                                    12.3               45.2
SELLING AND ADMINISTRATIVE COSTS               (20.4)             (24.0)
                                              ------             ------
OPERATING EARNINGS (LOSS)                       (8.1)              21.2
INTEREST EXPENSE - Net                         (20.0)             (19.3)
OTHER INCOME (EXPENSE) - Net                    (0.6)               0.1
                                              ------             ------
EARNINGS (LOSS) BEFORE TAXES                   (28.7)               2.0
INCOME TAXES                                   (10.2)               0.8
                                              ------             ------
NET INCOME (LOSS)                              (18.5)           $   1.2
                                                                 ======

RETAINED DEFICIT:
  BEGINNING OF PERIOD                          (55.8)
                                              ------
  END OF PERIOD                              $ (74.3)
                                              ======

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                           $ (0.35)           $  0.02
                                              ======             ======

AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 52.8               55.1
                                              ======             ======




See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
MARCH 31, 1997 AND 1996 (In millions, except per share data)
------------------------------------------------------------------------------

                                              SIX MONTHS ENDED MARCH 31,
                                              --------------------------
                                               1997               1996
                                              ------             ------

NET SALES                                    $ 388.0            $ 473.1
COST OF GOODS SOLD                             354.3              353.1
                                              ------             ------
GROSS MARGIN                                    33.7              120.0
SELLING AND ADMINISTRATIVE COSTS               (40.9)             (46.5)
                                              ------             ------
OPERATING EARNINGS (LOSS)                       (7.2)              73.5
INTEREST EXPENSE - Net                         (39.4)             (39.1)
OTHER INCOME - Net                               0.2                0.2
                                              ------             ------
EARNINGS (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                           (46.4)              34.6
INCOME TAXES                                   (18.2)              14.3
                                              ------             ------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM      (28.2)              20.3
EXTRAORDINARY LOSS (Note 4)                       -                (2.6)
                                              ------             ------
NET INCOME (LOSS)                              (28.2)           $  17.7
                                                                 ======

RETAINED DEFICIT:
  BEGINNING OF PERIOD                          (46.1)
                                              ------
  END OF PERIOD                              $ (74.3)
                                              ======

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
    EARNINGS (LOSS) BEFORE
     EXTRAORDINARY ITEM                      $ (0.53)           $  0.37
    EXTRAORDINARY LOSS (Note 4)                  -                (0.05)
                                              ------             ------
    NET INCOME (LOSS)                        $ (0.53)           $  0.32
                                              ======             ======

AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 52.7               55.1
                                              ======             ======





See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 1997 AND 1996
------------------------------------------------------------------------------
                                                SIX MONTHS ENDED MARCH 31,
                                                --------------------------
                                                   1997            1996
                                                  ------          ------
                                                      (In millions)
CASH FLOWS FROM OPERATIONS:
  Earnings (loss) before extraordinary item       $(28.2)         $ 20.3
Adjustments to reconcile earnings (loss) before
   extraordinary item to net cash from operating
   activities:
      Depreciation and amortization                 32.7            32.7
      Non-cash interest expense                      -              24.5
      Deferred income taxes                        (16.4)           13.1
      Change in current assets and liabilities,
       excluding acquisitions and dispositions     (22.5)            4.5
      Other - net                                    -              (2.2)
                                                  ------          ------
Net cash provided by (used for) operations         (34.4)           92.9
                                                  ------          ------

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                             (14.4)          (29.4)
  Capitalized interest                              (0.5)           (0.3)
  Other investments - net                            0.4            (0.1)
                                                  ------          ------
Net cash used for investments                      (14.5)          (29.8)
                                                  ------          ------

CASH FLOWS FROM FINANCING:
  Senior debt - repayments                          (6.0)           (9.3)
  Early retirement of debt (Note 4)                  -             (66.8)
  Revolver borrowings - net                         25.5             -
  Other financing - net                              0.3             0.3
                                                  ------          ------
Net cash provided by (used for) financing           19.8           (75.8)
                                                  ------          ------

Net decrease in cash and equivalents               (29.1)          (12.7)
Cash and equivalents, beginning of period           39.2            32.5
                                                  ------          ------
Cash and equivalents, end of period               $ 10.1          $ 19.8
                                                  ======          ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
  Interest                                        $ 38.6          $ 15.9
                                                  ======          ======

  Income taxes                                    $  0.2          $  1.6
                                                  ======          ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Write-off of deferred financing fees            $   -           $  1.4
                                                  ======          ======

  Property Additions                              $  0.8          $  -
                                                  ======          ======

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.  GENERAL
    -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1996.


2.  INVENTORIES
    -----------

                                                MARCH 31,      SEPTEMBER 30,
                                                  1997            1996
                                                ---------      -------------
                                                     (In millions)
Inventories consist of:
Finished products                                $21.2            $16.3
In process                                        42.7             31.3
Raw materials                                      6.5              8.5
Supplies                                          14.5             14.3
                                                  ----             ----
                                                  84.9             70.4
LIFO valuation adjustment                         (7.3)             -
                                                  ----             ----
   Total                                         $77.6            $70.4
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

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the state of Delaware alleging breach of fiduciary

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
-----------------------------------------------

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

On May 21, 1996 the Louisiana state court established a Plaintiff's Liaison Committee (PLC) to coordinate and oversee the consolidated cases on behalf of plaintiffs. On June 26, 1996 the PLC and defendants agreed to a Case Management Order (CMO) that was subsequently entered by the Court. Pursuant to the CMO, the plaintiffs filed a single Consolidated Master Petition against Gaylord Chemical Corporation, the Company and twenty-one other defendants. In the Consolidated Master Petition all claims against individual defendants (including the officers of Gaylord Chemical Corporation and the Company) were dropped. Also, pursuant to the terms of the CMO, all of the individual actions filed before the Consolidated Master Petition have been, or are scheduled to be, dismissed. The Consolidated Master Petition includes substantially all of the claims and theories asserted in the prior lawsuits, including negligence and strict liability, as well as several claims of statutory liability.
Compensatory and punitive damages are sought. The Company and its subsidiaries are vigorously contesting all of these claims.

On July 15, 1996 the Louisiana state court certified these consolidated actions as a single class action. The class was tentatively defined to

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

include all those persons or entities who claim to have been injured as a result of the October 23, 1995 accident. On March 27, 1997, the Louisiana Court of Appeal for the First Circuit reversed the trial court's order granting class certification, defining the class, approving class notice, requiring all notice forms be notarized and appointing the plaintiffs' attorneys to the PLC. The Court of Appeal ordered the trial court to conduct a new class certification hearing to allow additional evidence on the adequacy of class representatives and class counsel and instructed the trial court to create a concise geographic definition of the class of individuals allegedly impacted. Finally, the Court of Appeal instructed the trial judge to approve a new class notice form that permits the use of notice of claim forms and/or proof of claim forms only after a determination of liability, if any. The Louisiana Supreme Court declined to review that decision. The district court in Washington Parish has scheduled a hearing on May 23, 1997 to re-appoint counsel to the PLC pursuant to the First Circuit's decision.

In addition, the Company, its subsidiary and numerous other third party companies have been named as defendants in eleven actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. Included among these cases are two actions which purport to be on behalf of over 9,000 individuals. All these cases seek to allege claims similar to those in the Louisiana state court. On March 24, 1997, the trial judge in Hinds County, Mississippi entered a Temporary Case Management Order consolidating all cases for discovery and pre-trial purposes. Discovery in these cases is underway and is scheduled to conclude in January 1998. No trial date has been set. The Company and its subsidiary are vigorously contesting these claims.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Second Quarter of Fiscal 1997 Compared with Second Quarter of Fiscal 1996.

Net sales for the second quarter of fiscal 1997 were $192.4 million, a decrease of approximately 12 percent compared with net sales of $219.3 million for the second quarter of fiscal 1996. The operating loss for the current quarter was $8.1 million compared with operating earnings of $21.2 million for the year-ago quarter. The net loss for the current quarter totaled $18.5 million, or $0.35 per share, compared with net income of $1.2 million, or $0.02 per share, for the year-ago quarter.

Sales and earnings in the second quarter of fiscal 1997 were adversely affected by lower average selling prices for the Company's products, which decreased operating earnings by approximately $38 million compared with the second quarter of fiscal 1996. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 24 percent, 26 percent and 22 percent, respectively, in the second quarter of fiscal 1997 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 18 percent and 5 percent, respectively, in the current quarter compared with the prior-year quarter.

Sales and earnings in the second quarter of fiscal 1997 were favorably affected by higher mill production and corrugated shipments. Higher volume increased operating earnings by approximately $16 million.

Quarter-over-quarter, total mill production increased to 4,229 tons per day (TPD, calculated on the basis of the number of days in the period) from 3,599 TPD. Containerboard production in the second quarter of fiscal 1997 of 3,394 TPD increased approximately 13 percent from 3,014 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter increased approximately 43 percent to 835 TPD from 585 TPD in the prior-year quarter. This favorable volume variance is primarily due to an estimated 57 thousand tons of production "lost" due to non-maintenance downtime taken during the second quarter of fiscal 1996, compared with an estimated 15 thousand tons during the second quarter of fiscal 1997.

Corrugated shipments totaled 3.3 billion square feet in the second quarter of fiscal 1997, an increase of approximately 10 percent compared with 3.0 billion square feet in the year-ago quarter. Multiwall bag shipments increased to
15.0 thousand tons in the current quarter compared with shipments of 12.0 thousand tons in the second quarter of fiscal 1996.

Gross margin as a percentage of net sales for the second quarter of fiscal 1997 decreased to 6.4 percent from 20.6 percent in the prior-year quarter primarily due to lower selling prices for the Company's products, partially offset by improved volume. In addition, gross margin was adversely affected by higher gas prices ($3 million) and higher wood costs ($3 million) due to the unusually wet weather in the U.S. South.

Selling and administrative costs of $20.4 million for the current quarter decreased from $24.0 million in the prior-year quarter. The favorable comparison in selling and administrative costs is primarily due to the exchange of the Company's grocery bag and sack manufacturing assets for a 35 percent equity interest in S&G Packaging Company, L.L.C., a joint venture with Stone Container Corporation, in the fourth quarter of fiscal 1996. Net interest expense increased from the prior-year quarter by $0.7 million to $20.0 million in the second quarter of fiscal 1997 as a result of higher average debt levels.

In the second quarter of fiscal 1997, the Company recorded a tax benefit of $10.2 million which corresponds to an effective tax rate of approximately 36 percent. This was due to a reduction in the Company's estimated annual tax benefit rate to 39 percent from 45 percent in the first fiscal quarter. In the second quarter of fiscal 1996, the Company recorded a tax provision of $0.8 million which corresponded to an effective rate of approximately 40 percent.

First Six Months of Fiscal 1997 Compared with First Six Months of Fiscal 1996

Net sales for the first six months of fiscal 1997 were $388.0 million, a decrease of approximately 18 percent compared with net sales of $473.1 million for the first six months of fiscal 1996. The operating loss for the current period was $7.2 million compared with operating earnings of $73.5 million for the year-ago period. The net loss for the current period totaled $28.2 million, or $0.53 per share, compared with net income of $17.7 million, or $0.32 per share (including a $2.6 million extraordinary loss ($0.05 per share) on the early retirement of debt), for the year-ago period.

Sales and earnings in the first six months of fiscal 1997 were adversely affected by lower average selling prices for the Company's products, which decreased operating earnings by approximately $93 million compared with the prior-year period. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 30 percent, 29 percent and 24 percent, respectively, in the first six months of fiscal 1997 compared with the comparable prior-year period. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 22 percent and 7 percent, respectively, in the first six months of fiscal 1997 compared with the year-ago period.

Sales and earnings in the first six months of fiscal 1997 were favorably affected by higher mill production and corrugated shipments. Higher volume increased operating earnings by approximately $22 million.

Total mill production in the first six months of fiscal 1997 of 4,113 TPD increased approximately 10 percent from 3,751 TPD in the year-ago period. Containerboard production in the first six months of fiscal 1997 of 3,354 TPD increased approximately 9 percent from 3,080 TPD in the prior-year period. Unbleached kraft paper production in the current period increased approximately 13 percent to 759 TPD from 671 TPD in the prior-year period. This favorable volume variance is primarily due to an estimated 74 thousand tons of production "lost" due to non-maintenance downtime taken during the first six months of fiscal 1996, compared with an estimated 15 thousand tons "lost" during the first six months of fiscal 1997.

Corrugated shipments of approximately 6.6 billion square feet increased approximately 8 percent in the first six months of fiscal 1997 compared with
6.1 billion square feet shipped in the year-ago period. Multiwall bag shipments increased to 29.1 thousand tons in the current period compared with shipments of 24.6 thousand tons in the first six months of fiscal 1996.

Gross margin as a percentage of net sales for the first six months of fiscal 1997 decreased to 8.7 percent from 25.4 percent in the prior-year period primarily due to lower selling prices for the Company's products, partially offset by improved volume. In addition, gross margin was adversely affected by higher gas prices ($4 million) and wood costs ($3 million).

Selling and administrative costs of $40.9 million for the current period decreased from $46.5 million in the prior-year period. The favorable comparison in selling and administrative costs is primarily due to the exchange of the Company's grocery bag and sack manufacturing assets for a 35 percent equity interest in S&G Packaging Company, L.L.C., a joint venture with Stone Container Corporation, in the fourth quarter of fiscal 1996. Net interest expense increased from the prior-year period by $0.3 million to $39.4 million in the first six months of fiscal 1997.

In the first six months of fiscal 1997, the Company recorded a tax benefit of $18.2 million which corresponds to an effective tax rate of approximately 39 percent. In the first six months of fiscal 1996, the Company recorded a tax provision of $14.3 million which corresponded to an effective rate of approximately 41 percent.

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

Net cash used for operations for the first six months of fiscal 1997 was $34.4 million, compared with net cash provided by operations of $92.9 million for the year-ago period. The unfavorable comparison to the prior-year period was primarily due to reduced earnings and the first semi-annual interest payment in November 1996 on the Company's Senior Subordinated Discount Debentures due 2005, on which interest had previously been accreting.

Capital expenditures of $14.4 million in the first six months of fiscal 1997 decreased by $15.0 million from $29.4 million in the first six months of fiscal 1996.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. For the first six months of fiscal 1997, East Mill related costs exceeded proceeds from asset disposals by approximately $0.5 million. At March 31, 1997, balance sheet valuation allowances for demolition and asbestos removal were approximately $1.6 million and $15.3 million, respectively, reducing the carrying value of the East Mill to $1.2 million.

In the fourth quarter of fiscal 1996, the Company recognized a $8.1 million pre-tax charge primarily for enhanced retirement benefits and post-retirement medical costs, and severance payments associated with a staff reduction program. In fiscal 1997, the Company charged approximately $1.1 million of severance costs to balance sheet accruals. At March 31, 1997, the Company had remaining balance sheet accruals for severance payments of approximately $0.7 million and anticipates making substantially all of such payments by September 1997. In addition, the Company has remaining balance sheet accruals of approximately $1.8 million for non-recurring operating charges (primarily lease termination costs) recognized prior to fiscal 1995. The Company anticipates incurring such costs over the next nine months.

Liquidity

At March 31, 1997, the Company had cash and equivalents of $10.1 million, a decrease of $29.1 million from September 30, 1996, as cash used for operations and investments exceeded cash provided by financing. Total debt increased by $21.4 million to $655.8 million at March 31, 1997 from $634.4 million at September 30, 1996 as a result of revolver borrowings. At March 31, 1997, the Company had $25.5 million of borrowings outstanding and approximately $184 million of credit available under the revolving portions of its credit agreements.

The Company announced price increases for containerboard and kraft paper to take effect in the fall of 1996. Although the Company realized higher prices for these products during the first fiscal quarter, containerboard prices declined to the pre-increase levels in early January and resulted in retroactive pricing adjustments which were recorded in the first quarter of fiscal 1997. On April 22 the Company announced to its customers that it was raising linerboard prices by $50 per ton effective with orders entered for delivery on or after June 2, 1997. There can be no assurance, however, that this price increase will be realized.

During the second quarter of fiscal 1997, primary product prices declined approximately 8 percent from the prior quarter. Based upon March 1997 product prices and fiber costs, and assuming that capital spending is limited to maintenance levels, the Company believes that cash provided by operations and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. Continued access to that liquidity, however, would require modifications to certain financial covenants in the Company's bank credit agreement.

PENDING ACCOUNTING STANDARD
---------------------------

In march 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the computation of earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows of the Company.

___________________________________________________________________________

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      On February 5, 1997, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's ten directors were re-elected by the following vote:

                                                  For        Withheld
                                               ----------    ---------
           Mary Sue Coleman                    48,905,552    2,051,948
           Harve A. Ferrill                    48,912,652    2,044,848
           John E. Goodenow                    48,914,652    2,042,848
           David B. Hawkins                    48,913,652    2,043,848
           John Hawkinson                      48,907,652    2,049,848
           Warren J. Hayford                   48,909,652    2,047,848
           Richard S. Levitt                   48,913,652    2,043,848
           Ralph L. MacDonald Jr.              48,915,652    2,041,848
           Marvin A. Pomerantz                 48,906,352    2,051,148
           Thomas H. Stoner                    48,912,902    2,044,598

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

                       PART II - OTHER INFORMATION - CONCLUDED

Item 6.  Exhibits and Reports on Form 8-K.

             Number and Description of Exhibit
         a)  27.1(a)    Financial Data Schedule

         b)  Not applicable.















































(a) Filed with this Quarterly Report.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GAYLORD CONTAINER CORPORATION

Date:  April 30, 1997                  /s/ Marvin A. Pomerantz
                                       -------------------------------
                                       Marvin A. Pomerantz
                                       Chairman and Chief Executive Officer


Date:  April 30, 1997                  /s/ Jeffrey B. Park
                                       ------------------------------
                                       Jeffrey B. Park
                                       Vice President-Controller
                                       (Principal Accounting Officer)