Form 10-Q
period 1997-03-30
GAYLORD CONTAINER CORP /DE/
filed 1997-08-14
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


(Mark One)
    X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

                                    OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to             .

For Quarter Ended June 30, 1997   Commission file number 1-9915

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


    As of August 8, 1997, the registrant had outstanding 52,949,984 shares of its $0.0001 par value Class A Common Stock (including 2,761,413 shares held in trust for the benefit of the warrant holders) and 2,761,413 redeemable exchangeable warrants to obtain Class A Common Stock.

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


PART II.  OTHER INFORMATION
---------------------------
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
----------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
JUNE 30, 1997 AND SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                       JUNE 30,   SEPTEMBER 30,
                                                         1997         1996
                                                       -------    -------------
ASSETS                                                      (In millions)
CURRENT ASSETS:
 Cash and equivalents                                 $    6.9         $   39.2
 Trade receivables (less allowances of
  $7.4 million and $6.9 million, respectively)           104.1            111.0
 Inventories (Note 2)                                     73.0             70.4
 Deferred income taxes                                     5.1              5.1
 Other current assets                                     17.2             10.4
                                                       -------          -------
  Total current assets                                   206.3            236.1
                                                       -------          -------
PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment, at cost                1,053.9          1,033.3
 Less accumulated depreciation                           463.4            421.0
                                                       -------          -------
  Property - net                                         590.5            612.3
                                                       -------          -------

DEFERRED INCOME TAXES                                     49.2             16.8

OTHER ASSETS                                              67.0             67.8
                                                       -------          -------
  TOTAL                                               $  913.0         $  933.0
                                                       =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt                 $   11.0         $   11.3
 Trade payables                                           54.7             60.8
 Accrued interest payable                                  8.1             27.3
 Accrued and other liabilities                            47.2             66.9
                                                       -------          -------
  Total current liabilities                              121.0            166.3
                                                       -------          -------

LONG-TERM DEBT                                           704.0            623.1

OTHER LONG-TERM LIABILITIES                               27.9             29.1

COMMITMENTS AND CONTINGENCIES (Note 3)                     -                -

STOCKHOLDERS' EQUITY:
 Class A common stock - par value, $.0001 per share;
  authorized 125,000,000 shares; issued 54,450,934
  shares and 54,270,011 shares, respectively, and
  outstanding 52,898,674 shares and 52,688,233
  shares, respectively                                     -                -
 Capital in excess of par value                          174.7            173.5
 Retained deficit                                       (101.9)           (46.1)
 Common stock in treasury - at cost; 1,552,260
  shares and 1,581,778 shares, respectively              (11.5)           (11.7)
 Recognition of minimum pension liability                 (1.2)            (1.2)
                                                       -------          -------
 Total stockholders' equity                               60.1            114.5
                                                       -------          -------
  TOTAL                                               $  913.0         $  933.0
                                                       =======          =======

 See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1997 AND 1996 (In millions, except per share data)
------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                         1997           1996
                                                        ------         ------
NET SALES                                              $ 189.4        $ 225.5
COST OF GOODS SOLD                                       180.0          181.7
                                                        ------         ------
GROSS MARGIN                                               9.4           43.8
SELLING AND ADMINISTRATIVE COSTS                         (20.6)         (24.9)
                                                        ------         ------
OPERATING EARNINGS (LOSS)                                (11.2)          18.9
INTEREST EXPENSE - Net                                   (20.6)         (18.8)
OTHER INCOME (EXPENSE) - Net                              (1.0)           0.1
                                                        ------         ------
EARNINGS (LOSS) BEFORE TAXES AND
 EXTRAORDINARY ITEM                                      (32.8)           0.2
INCOME TAXES                                             (12.9)           0.1
                                                        ------         ------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                (19.9)           0.1
EXTRAORDINARY LOSS (Note 4)                               (7.7)           -
                                                        ------         ------
NET INCOME (LOSS)                                        (27.6)       $   0.1
                                                                       ======
RETAINED DEFICIT:
 BEGINNING OF PERIOD                                     (74.3)
                                                        ------
 END OF PERIOD                                         $(101.9)
                                                        ======

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE:
   EARNINGS (LOSS) BEFORE
      EXTRAORDINARY ITEM                               $ (0.38)       $  0.00
   EXTRAORDINARY LOSS (Note 4)                           (0.15)           -
                                                        ------         ------
   NET INCOME (LOSS)                                   $ (0.53)      $   0.00
                                                        ======         ======
AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                            52.8           55.1
                                                        ======         ======


See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JUNE 30, 1997 AND 1996 (In millions, except per share data)
---------------------------------------------------------------

                                                   NINE MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                        1997           1996
                                                       ------         ------
NET SALES                                             $ 577.4        $ 698.6
COST OF GOODS SOLD                                      534.3          534.8
                                                       ------         ------
GROSS MARGIN                                             43.1          163.8
SELLING AND ADMINISTRATIVE COSTS                        (61.5)         (71.4)
                                                       ------         ------
OPERATING EARNINGS (LOSS)                               (18.4)          92.4
INTEREST EXPENSE - Net                                  (60.0)         (57.9)
OTHER INCOME (EXPENSE)- Net                              (0.8)           0.3
                                                       ------         ------
EARNINGS (LOSS) BEFORE TAXES AND
 EXTRAORDINARY ITEM                                     (79.2)          34.8
INCOME TAXES                                            (31.1)          14.4
                                                       ------         ------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM               (48.1)          20.4
EXTRAORDINARY LOSS (Note 4)                              (7.7)          (2.6)
                                                       ------         ------
NET INCOME (LOSS)                                       (55.8)       $  17.8
                                                                      ======

RETAINED DEFICIT:
 BEGINNING OF PERIOD                                    (46.1)
                                                       ------
 END OF PERIOD                                        $(101.9)
                                                       ======
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE:
   EARNINGS (LOSS) BEFORE
      EXTRAORDINARY ITEM                              $ (0.91)      $  0.37
   EXTRAORDINARY LOSS (Note 4)                          (0.15)        (0.05)
                                                       ------        ------
   NET INCOME (LOSS)                                  $ (1.06)      $  0.32
                                                       ======        ======

AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                           52.8          55.1
                                                       ======        ======



See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 1997 AND 1996
------------------------------------------------------------------------------
                                                    NINE MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                       1997           1996
                                                      ------         ------
                                                          (In millions)
CASH FLOWS FROM OPERATIONS:
 Earnings (loss) before extraordinary item           $ (48.1)       $  20.4
Adjustments to reconcile earnings (loss) before
 extraordinary item to net cash from operating
 activities:
   Depreciation and amortization                        49.1           48.6
   Non-cash interest expense                             -             31.2
   Deferred tax provision                              (27.9)          13.7
   Change in current assets and liabilities,
      excluding acquisitions and disposition           (46.0)           8.1
   Other - net                                           0.3           (3.6)
                                                      ------         ------
Net cash provided by (used for) operations             (72.6)         118.4
                                                      ------         ------
CASH FLOWS FROM INVESTMENTS:
 Capital expenditures                                  (22.8)         (39.4)
 Capitalized interest                                   (0.7)          (0.5)
 Other investments - net                                (0.2)           1.8
                                                      ------         ------
Net cash used for investments                          (23.7)         (39.6)
                                                      ------         ------
CASH FLOWS FROM FINANCING:
 Senior debt - repayments                               (9.4)         (12.5)
 Early retirement of debt (Note 4)                    (189.7)         (66.8)
 Issuance of senior notes (Note 4)                     225.0            -
 Debt issuance costs                                    (5.6)          (1.5)
 Revolver borrowings - net                              43.0            -
 Other financing - net                                   0.7            0.4
                                                      ------         ------
Net cash provided by (used for) financing               64.0          (80.4)
                                                      ------         ------
Net decrease in cash and equivalents                   (32.3)          (0.1)
Cash and equivalents, beginning of period               39.2           32.5
                                                      ------         ------
Cash and equivalents, end of period                  $   6.9        $  32.4
                                                      ======         ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
 Interest                                            $  77.7        $  27.4
                                                      ======         ======

 Income taxes                                        $   2.1        $   2.9
                                                      ======         ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
   Write-off of deferred financing fees              $   2.8        $   1.4
                                                      ======         ======

   Property additions                                $   0.8        $   1.1
                                                      ======         ======

   Increase in total debt                            $   0.8        $   1.1
                                                      ======         ======

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1. GENERAL
   -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three months and nine months ended June 30, 1997 and 1996 and cash flows for the nine months ended June 30, 1997 and 1996, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1996. Certain amounts in the consolidated statements of cash flows have been reclassified to conform to the current year presentation.


2.   INVENTORIES
     -----------

                                              JUNE 30,      SEPTEMBER 30,
                                                1997            1996
                                              -------       ------------
                                                   (In millions)
Inventories consist of:
Finished products                            $   18.9      $   16.3
In process                                       36.7          31.3
Raw materials                                     6.2           8.5
Supplies                                         14.4          14.3
                                              -------       -------
                                                 76.2          70.4
LIFO valuation adjustment                        (3.2)          -
                                              -------       -------
     Total                                   $   73.0      $   70.4
                                              =======       =======

3.  CONTINGENCIES
    -------------

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

The Company and certain of its officers and directors have been named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. On January 10, 1996, the court dismissed both counts with prejudice, and plaintiff has appealed. The Illinois Court of Appeals heard oral argument on July 7, 1997. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that, after investigation of the facts, the allegations in the complaint are without merit, and the Company is vigorously defending itself.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that the Company's stockholder Rights Agreement (as defined), adopted on June 12, 1995, amendments to the Company's charter and by-laws, adopted on July 21, 1995, and a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. On December 19, 1996, the Delaware Chancery Court denied the Company's motion to dismiss the complaint in its entirety. The case is now in the preliminary discovery stage. The Company believes the allegations are without merit and is defending itself vigorously.

On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana State action.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

notarized and appointing the plaintiffs' attorneys to the PLC. The Court of Appeal ordered the trial court to conduct a new class certification hearing to allow additional evidence on the adequacy of class representatives and class counsel and instructed the trial court to create a concise geographic definition of the class of individuals allegedly impacted. Finally, the Court of Appeal instructed the trial judge to approve a new class notice form that permits the use of notice of claim forms and/or proof of claim forms only after a determination of liability, if any. The Louisiana Supreme Court declined to review that decision. On May 23, 1997, the trial court reappointed the PLC, and on June 20, 1997, a second CMO was filed. A class certification hearing was held on July 28, 1997. The issue was not resolved and the hearing has been scheduled to continue on August 21, 1997.

In addition, the Company, its subsidiary and numerous other third party companies have been named as defendants in eleven actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. Included among these cases are two actions which purport to be on behalf of over 9,000 individuals. These cases are not filed as a class action but have been consolidated before a single judge in Hinds County, Mississippi. All of these cases seek to allege claims similar to those in the Louisiana state court. To date, discovery in these consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. The Company and its subsidiary are vigorously contesting these claims.

The Company and its subsidiary maintain insurance and have filed separate suits seeking a declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court with the liability cases. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and its subsidiary's defense costs under a reservation of rights. Discovery in these declaratory judgment cases is proceeding. Five of the nine excess level insurers have moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of a pollution exclusion contained in these policies. The Company is vigorously opposing these motions.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


4.  EXTRAORDINARY ITEM
    ------------------

During the third quarter of fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 and used the proceeds to redeem and retire all its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 and to repay borrowings under the revolving portion of its credit facilities. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
----------------------------------------------------------------

deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Third Quarter of Fiscal 1997 Compared with Third Quarter of Fiscal 1996

Net sales for the third quarter of fiscal 1997 were $189.4 million, a decrease of approximately 16 percent compared with net sales of $225.5 million for the third quarter of fiscal 1996. The operating loss for the current quarter was $11.2 million compared with operating earnings of $18.9 million for the year-ago quarter. The net loss for the current quarter totaled $27.6 million, or $0.53 per share and included a $7.7 million extraordinary loss ($0.15 per share) on the early retirement of debt, compared with net income of $0.1 million, or $0.00 per share, for the year-ago quarter.

Sales and earnings in the third quarter of fiscal 1997 were adversely affected by lower average selling prices for the Company's products, which decreased net sales by approximately $27 million compared with the third quarter of fiscal 1996. In addition, net sales were reduced by $17 million as a result of the exchange of the Company's grocery bag manufacturing assets for a 35 percent equity interest in S&G Packaging Company L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation in the fourth quarter of fiscal 1996. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 14 percent, 6 percent and 18 percent, respectively, in the third quarter of fiscal 1997 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 13 percent and 3 percent, respectively, in the current quarter compared with the prior-year quarter.

Sales in the third quarter of fiscal 1997 were favorably affected by higher mill production and converted product shipments. The higher volume increased net sales by approximately $8 million.

Quarter-over-quarter, total mill production increased to 4,329 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,278 TPD. Containerboard production in the third quarter of fiscal 1997 of 3,589 TPD was marginally higher than 3,560 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter increased approximately 3 percent to 740 TPD from 718 TPD in the prior-year quarter.

Corrugated shipments totaled 3.5 billion square feet in the third quarter of fiscal 1997, an increase of approximately 3 percent compared with 3.4 billion square feet in the year-ago quarter. Multiwall bag shipments increased to 13.9 thousand tons in the current quarter compared with shipments of 12.6 thousand tons in the third quarter of fiscal 1996.

Gross margin for the third quarter of fiscal 1997 decreased to $9.4 million from $43.8 million in the prior-year quarter primarily due to lower selling prices for the Company's products. Lower average net selling prices, including the effect of higher containerboard and unbleached kraft paper costs on the Company's converting facilities ($3 million) reduced gross margin by approximately $30 million.

Selling and administrative costs of $20.6 million for the current quarter decreased from $24.9 million in the prior-year quarter. The favorable comparison in selling and administrative costs is primarily due to the exchange of the Company's grocery bag and sack manufacturing assets for a 35 percent equity interest in S&G Packaging, and a decrease in incentive compensation as a result of reduced profitability.

Net interest expense increased from the prior-year quarter by $1.8 million to $20.6 million in the third quarter of fiscal 1997 as a result of higher average debt levels.

In the third quarter of fiscal 1997, the Company recorded a tax benefit of $12.9 million which corresponds to an effective tax rate of approximately 39 percent. In the third quarter of fiscal 1996, the Company recorded a tax provision of $0.1 million which corresponds to an effective rate of approximately 41 percent.

During the third quarter of fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 (the New Notes) and used the proceeds to redeem and retire all its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 (the Old Notes) and to repay borrowings under the revolving portion of its credit facilities. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

First Nine Months of Fiscal 1997 Compared with First Nine Months of Fiscal 1996

Net sales for the first nine months of fiscal 1997 were $577.4 million, a decrease of approximately 17 percent compared with net sales of $698.6 million for the first nine months of fiscal 1996. The operating loss for the current period was $18.4 million compared with operating earnings of $92.4 million for the year-ago period. The net loss for the current period totaled $55.8 million, or $1.06 per share, and includes an extraordinary loss of $7.7 million ($0.15 per share) on the early retirement of debt, compared with net income of $17.8 million, or $0.32 per share (including a $2.6 million extraordinary loss ($0.05 per share) on the early retirement of debt), for the year-ago period.

Lower average selling prices for the Company's products for the first nine months of fiscal 1997 resulted in a decrease in net sales of approximately $112 million. In addition, net sales were adversely affected by approximately $56 million as a result of the exchange of the Company's grocery bag manufacturing net assets for a 35 percent equity interest in S&G Packaging. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 26 percent, 20 percent and 22 percent, respectively, in the first nine months of fiscal 1997 compared with the comparable prior-year period. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 18 percent and 6 percent, respectively, in the first nine months of fiscal 1997 compared with the year-ago period.

Sales and earnings in the first nine months of fiscal 1997 were favorably affected by higher mill production and converted product shipments. Higher volume increased net sales by approximately $46 million.

Total mill production in the first nine months of fiscal 1997 of 4,184 TPD increased approximately 7 percent from 3,928 TPD in the year-ago period. Containerboard production in the first nine months of fiscal 1997 of 3,432 TPD increased approximately 6 percent from 3,241 TPD in the prior-year period. Unbleached kraft paper production in the current period increased approximately 9 percent to 752 TPD from 687 TPD in the prior-year period. This favorable volume variance is primarily due to an estimated 82 thousand tons of production "lost" primarily due to market related taken during the first nine months of fiscal 1996, compared with an estimated 20 thousand tons of "lost" production during the first nine months of fiscal 1997.

Corrugated shipments of approximately 10.1 billion square feet increased approximately 6 percent in the first nine months of fiscal 1997 compared with
9.5 billion square feet shipped in the year-ago period. Multiwall bag shipments increased to 43.0 thousand tons in the current period compared with shipments of 37.2 thousand tons in the first nine months of fiscal 1996.

Gross margin for the first nine months of fiscal 1997 decreased to $43.1 million from $163.8 million in the prior-year period primarily due to lower selling prices for the Company's products. Lower average net selling prices, including the effect of higher containerboard and unbleached kraft paper costs on the Company's converting facilities ($10 million) reduced gross margin by approximately $122 million. In addition, gross margin was adversely affected by higher costs for fiber ($7 million), energy ($6 million) and labor ($5 million). These unfavorable variances were partially offset by increased volume which increased gross margin by approximately $27 million.

Selling and administrative costs of $61.5 million for the current period decreased from $71.4 million in the prior-year period. The favorable comparison in selling and administrative costs is primarily due to the exchange of the Company's grocery bag and sack manufacturing assets for a 35 percent equity interest in S&G Packaging. Net interest expense increased from the prior-year period by $2.1 million to $60.0 million in the first nine months of fiscal 1997 as a result of higher average debt levels.

In the first nine months of fiscal 1997, the Company recorded a tax benefit of $31.1 million which corresponds to an effective tax rate of approximately 39 percent. In the first nine months of fiscal 1996, the Company recorded a tax provision of $14.4 million which corresponds to an effective rate of approximately 41 percent.

During the third quarter of fiscal 1997, the Company issued the New Notes and used the proceeds to redeem and retire all its outstanding Old Notes and to repay borrowings under the revolving portion of its credit facilities. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

During the first quarter of fiscal 1996, the Company repurchased and retired approximately $65.3 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, approximately $1.4 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $2.6 million, net of an income tax benefit of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations for the first nine months of fiscal 1997 was $72.6 million, compared with net cash provided by operations of $118.4 million for the year-ago period. The unfavorable comparison to the prior-year period was primarily due to lower operating earnings and two semi-annual interest payments in fiscal 1997 on the Company's Senior Subordinated Discount Debentures due 2005, on which interest had previously been accreting.

Capital expenditures of $22.8 million in the first nine months of fiscal 1997 decreased by $16.6 million from $39.4 million in the first nine months of fiscal 1996. The Company has slowed its capital spending in response to unfavorable industry conditions.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. For the first nine months of fiscal 1997, East Mill related costs exceeded proceeds from asset disposals by approximately $1.3 million. At June 30, 1997, balance sheet valuation allowances for demolition and asbestos removal were approximately $0.6 million and $15.3 million, respectively, and the net carrying value of the East Mill was $1.9 million.

In the fourth quarter of fiscal 1996, the Company recognized a $8.1 million pre-tax charge primarily for enhanced retirement benefits and post-retirement medical costs, and severance payments associated with a staff reduction program. In fiscal 1997, the Company charged approximately $1.2 million of severance costs to balance sheet accruals. At June 30, 1997, the Company had remaining balance sheet accruals for severance payments of approximately $0.6 million and anticipates making substantially all of such payments by September 1997. In addition, the Company has remaining balance sheet accruals of approximately $1.7 million for non-recurring operating charges (primarily lease termination costs) recognized prior to fiscal 1995. The Company anticipates incurring such costs over the next six months.

Liquidity

At June 30, 1997, the Company had cash and equivalents of $6.9 million, a decrease of $32.3 million from September 30, 1996, as cash used for operations and investments exceeded cash provided by financing. In the third quarter of fiscal 1997, the Company issued the New Notes and used the proceeds to redeem and retire all its outstanding Old Notes and to repay borrowings under the revolving portion of its credit facilities. Total debt increased by $80.6 million to $715.0 million at June 30, 1997 from $634.4 million at September 30, 1996 as a result of revolver borrowings and the issuance of the New Notes. At June 30, 1997, the Company had $43 million of borrowings outstanding and approximately $173 million of credit available under the revolving portions of its credit agreements. The Company amended its bank credit agreement to allow the issuance of the New Notes and modify the financial covenants to allow the Company greater financial flexibility.

At June 30, 1997, the Company had primary working capital of $85.3 million, an increase of $15.5 million from September 30, 1996 primarily due to the timing of the semi-annual interest payments on the Company's publicly traded debt securities, partially offset by lower accounts receivable. The decrease in accounts receivable was primarily due to lower average net selling prices for the Company's products.

The Company is currently implementing a linerboard price increase of $40 per ton effective with orders entered for shipment on or after July 1, 1997 and has announced a box price increase of 12 percent effective on July 28, 1997. There can be no assurance, however, that this or any other price increase will be realized.

The Company's average delivered price for OCC has increased steadily during fiscal 1997 and current indications are that this will continue into the fourth fiscal quarter. The Company's average delivered cost of OCC increased approximately 14 percent in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996. Current prices are more than 30 percent higher than average prices for the June 1997 quarter. The secondary fiber market, however, is difficult to predict, and there can be no assurance of the direction OCC prices will take in the future.

Assuming current fiber costs, maintenance levels of capital spending, and an increase of at least $50 per ton in primary product prices from June levels (and passed through to converted product prices) by the fourth quarter of fiscal 1998, the Company believes that cash provided by operations, and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. However, unless there is significant product price improvement beginning in the fall of this year, the Company will seek additional covenant modifications to its credit agreement to maintain continuing access to its liquidity.

PENDING ACCOUNTING STANDARDS
----------------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the computation of earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows of the Company or have a material impact on its earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

------------------------------------------------------------------------------

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

                     PART II.         OTHER INFORMATION
                     ----------------------------------

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

Item 2.     Changes in Securities.

       On June 6, 1997, the Company signed an underwriting agreement to issue $225 million aggregate principal amount of 9 3/4% Senior Notes due 2007. Proceeds from the sale of the securities were used to (i) redeem and retire all of the Company's outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 at a price equal to 104.93 percent of their principal amount, plus accrued interest thereon through July 13, 1997 and (ii) repay borrowings under the revolving portion of the Company's credit facilities.

Item 3.     Defaults Upon Senior Securities.

       Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

       Not applicable.

Item 5.     Other Information.

       Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

        Number and Description of Exhibit
        ---------------------------------

    a)      4.1(b)  Third Amendment to Amended and Restated Credit Agreement
                    dated as of May 20, 1997 by and between the Registrant, the financial institutions signatory thereto, and Bankers Trust Company, as Agent, incorporated by reference to Exhibit 4.5 of the Company's Registration on Form S-4 (No. 333-30423), filed under the Securities Act of 1933, as amended (the 1997 Debt Registration Statement).

            4.2(b) Fourth Amendment to Amended and Restated Credit Agreement dated as of June 6, 1997 by and between the Registrant, the financial institutions signatory thereto, and Bankers Trust Company, as Agent, incorporated by reference to Exhibit 4.6 of the 1997 Debt Registration Statement.

            27.1(a) Financial Data Schedule

                     PART II.     OTHER INFORMATION (CONCLUDED)
                     ------------------------------------------

    b) On June 19, 1997, the Company filed a Current Report on Form 8-K describing the agreement to issue $225 million aggregate principal amount of a new issue of 9 3/4% Senior Notes due 2007, and its intention to use the proceeds to redeem all its outstanding
       11 1/2% Senior Notes (aggregate principal amount of $179.7 million) and to repay borrowings under its revolving credit facilities.





































------------------------------------------------------------------------------
(a) Filed with this Quarterly Report.
(b) Incorporated by Reference

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GAYLORD CONTAINER CORPORATION

Date: August 11, 1997        /s/ Marvin A. Pomerantz
                             ------------------------------------
                             Marvin A. Pomerantz
                             Chairman and Chief Executive Officer


Date: August 11, 1997        /s/ Jeffrey B. Park
                             ------------------------------------
                             Jeffrey B. Park
                             Vice President-Controller
                             (Principal Accounting Officer)