Form 10-K
period 1997-09-30
GAYLORD CONTAINER CORP /DE/
filed 1997-12-10
CIK 812700

                                FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington DC 20549



 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934
     For the fiscal year ended September 30, 1997

     or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________  to   ____________


                      Commission file number 1-9915

                      Gaylord Container Corporation
         (Exact name of registrant as specified in its charter)

     Delaware                                               36-3472452
     -------------------------------                        -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     500 Lake Cook Road, Suite 400, Deerfield, Illinois         60015
     --------------------------------------------------         ----------
     (Address of principal executive office)                    (Zip Code)

     Registrant's telephone number, including area code:         (847) 405-5500


       Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered
     ------------------------------------------------ ------------------------
     Class A Common Stock, $.0001 par value per share American Stock Exchange (53,027,091 shares outstanding as of November 26, 1997)

     Redeemable Exchangeable Warrants                  American Stock Exchange
     (1,931,979 warrants outstanding as of November 26, 1997)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days.  Yes   X   No
                                                                    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ______

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
     a plan confirmed by a court.  Yes _X_    No ___

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 26, 1997, was approximately $330 million.

                   Documents Incorporated by Reference

     The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 4, 1998 is incorporated into Part III of this Annual Report on Form 10-K.

Part I
------------------------------------------
Item 1.  Business
------------------------------------------------------------------------------

Development
Gaylord Container Corporation (including its subsidiaries, the Company) acquired businesses which had been owned by Crown Zellerbach Corporation on November 17, 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's facilities currently consist of three containerboard and unbleached kraft paper mills, 14 corrugated container plants, four corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and through a wholly owned, independently operated subsidiary, a specialty chemicals facility.
     In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the capital spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested in its paper mills. In fiscal 1995, as part of the capital plan, the Company opened one new converting plant and relocated or expanded three converting plants. The Company is currently in the process of significantly expanding one converting plant and opened a new converting facility early in fiscal 1998. The Company currently anticipates that capital spending for fiscal 1998 and beyond will approximate its annual depreciation and amortization expense. Capital spending, however, will be adjusted from time to time as market conditions and available cash flows dictate.

General
Corrugated containers are a safe and economical way to transport manufactured and bulk goods. Increasingly, corrugated containers are also used as integrated transportation and marketing devices in the form of point-of-sale displays. The major corrugated container end-use markets are food, beverage and agricultural products; paper and fiber products; petroleum, petrochemical resins, plastics and rubber products; glass and metal containers; electronic appliances; and electrical and other machinery. Most corrugated containers are produced and sold according to individual customer specifications.
     Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard in corrugated container and corrugated sheet feeder plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued in corrugated container or corrugated sheet plants to produce corrugated containers.
     Generally, corrugated containers are delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated containers make shipping costs a relatively high percentage of total costs. As a result, corrugated plants tend to be located close to customers to minimize freight costs.
     To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants, vertically integrated containerboard manufacturers routinely exchange containerboard from mills in one location for containerboard having a similar value from mills located elsewhere in the United States (U.S.). Producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis weight ranges and trim widths and to obtain paper grades they do not produce.
     Unbleached kraft paper is the principal raw material used in the manufacture of multiwall bags and grocery bags and sacks. Multiwall bags are used by producers in such industries as pet food, chemical, agricultural, food, metal, plastics and rubber. Multiwall bags and grocery bags and sacks are manufactured through a process of printing, cutting, folding and gluing kraft paper to meet customer specifications.
     Cellulose fiber, produced from wood chips, is the principal raw material used in the manufacture of containerboard and kraft paper. The industry's use of recycled fiber, however, has been increasing. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.
     In calendar 1996, industry trade associations estimated U.S. corrugated product sales and multiwall bag sales to be $20.8 billion and $1.3 billion, respectively. It has also been estimated that virgin containerboard and unbleached kraft paper capacity utilization rates in the U.S. averaged 93 percent and 76 percent, respectively, in calendar 1996 and 96 percent and 74 percent, respectively, for the first nine months of calendar 1997.

     Industry trade publications estimated that calendar 1997 U.S. containerboard and unbleached kraft paper annual capacities were 36.9 million tons and 2.6 million tons, respectively. This represents an increase in containerboard capacity of approximately 4 percent, while unbleached kraft paperboard capacity was unchanged, compared with the prior year.
     Demand for corrugated containers, containerboard and unbleached kraft paper is affected by the level of growth of economic activity and, in the case of containerboard, the strength of the U.S. dollar. For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Sales
Corrugated containers and sheets, multiwall bags and solid fibre products collectively represent approximately 80 percent of the Company's net sales while the remaining 20 percent primarily consists of containerboard and unbleached kraft paper sales. Sales of the Company's products are not seasonal to any significant degree.
     The Company sells its products to thousands of customers, with the 10 largest accounting for approximately 16 percent of net sales in fiscal 1997 and 16 percent and 13 percent, respectively, in fiscal 1996 and fiscal 1995. The Company's largest customer accounted for approximately 3 percent of the Company's net sales in fiscal 1997 and approximately 4 percent and 3 percent, respectively, in fiscal 1996 and fiscal 1995. Corrugated containers are generally produced to customer order for delivery from one to ten days after receipt of the order. As a result, the Company's backlog generally does not exceed 3 percent of annual corrugated container sales at any particular time.
     In general, each converting facility has its own sales force that is responsible for marketing and distribution to local customers. A national account sales force handles converted product sales to large customers who utilize centralized purchasing for multiple locations. In total, the Company's sales force for converted products at September 30, 1997 consisted of approximately 130 salespersons. Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a small centralized marketing and sales group.
     The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $66.4 million, $71.5 million and $113.9 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Fluctuations in export sales are primarily the result of changes in selling prices for linerboard.

Products
Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end users. The Company also produces corrugated sheets which are subsequently converted into corrugated containers by independent manufacturers. Corrugated shipments were a record 13.6 billion square feet in fiscal 1997, an increase of more than 2 percent from the prior year. Shipments in fiscal 1996 benefited from an extra week in the fiscal year. Adjusting for the extra week, corrugated shipments increased approximately 4 percent. From fiscal 1995 to fiscal 1996, corrugated shipments increased approximately 6 percent adjusting for the extra week in fiscal 1996, due to shipments from a new sheet feeder plant and capacity additions related to the capital investment program.
     Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. Production of containerboard increased to a record 1,263,200 tons in fiscal 1997 from 1,243,300 tons in the prior year despite the extra week in fiscal 1996. Adjusting for the extra week in fiscal 1996, the Company's production of containerboard increased approximately 2 percent from 1,200,500 tons in fiscal 1995. In addition to its own production, the Company has agreed to purchase, at market prices, through 2004 approximately 24,000 tons per year of containerboard from Newark Group Industries, Inc. During fiscal 1997, fiscal 1996 and fiscal 1995, the Company's corrugated plants consumed the equivalent of approximately 82 percent, 80 percent and 78 percent, respectively, of the Company's containerboard production and purchase commitments.

     Multiwall Bags. The Company produces many varieties of medium to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments increased approximately 10 percent in fiscal 1997 to 57,000 tons from 51,900 tons in fiscal 1996. The Company's multiwall bag shipments were essentially flat in fiscal 1996 compared to fiscal 1995.
     Unbleached Kraft Paper. The Company is a supplier of unbleached kraft paper to independent multiwall bag and grocery bag and sack converters.
During fiscal 1997, the Company produced 278,600 tons of unbleached kraft paper. This compares with 256,900 tons and 263,900 tons in fiscal 1996 and fiscal 1995, respectively. The Company has an agreement to supply S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, with approximately 130,000 tons of unbleached kraft paper per year. During fiscal 1997 and fiscal 1996, the Company's multiwall bag plants consumed or the Company sold pursuant to its paper supply agreement approximately 71 percent and 59 percent, respectively, of its unbleached kraft paper production. During fiscal 1995, the Company's multiwall bag and grocery bag and sack plants consumed the equivalent of approximately 54 percent of the Company's unbleached kraft paper production and purchase commitments.
     Specialty Chemicals. Gaylord Chemical Corporation, a wholly owned, independently operated, subsidiary of the Company, utilizes a process stream from the Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a natural gas odorant, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, agricultural and pharmaceutical industries. Management believes that Gaylord Chemical Corporation is the sole domestic producer of DMSO and estimates that Gaylord Chemical Corporation produces 35 to 40 percent of the world's supply of DMSO. Sales of these products for fiscal 1997, fiscal 1996 and fiscal 1995 were $19.6 million, $18.2 million and $16.7 million, respectively.
     Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used for corrugated containers.
     The Company is engaged in the production and sale of grocery bags and sacks through its 35 percent ownership interest in S&G Packaging.
     The Company operates a cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill. Pursuant to a long-term agreement, the Company sells a specified amount of electricity representing the cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company, subject to certain adjustments. Electricity sales pursuant to this agreement were $7.5 million in fiscal 1997 and $6.6 million in each of fiscal 1996 and fiscal 1995.

Raw Materials
The Bogalusa, Louisiana mill uses approximately 75 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper, of which approximately 40 to 45 percent was supplied by Weyerhaeuser Company (Weyerhaeuser), successor in interest to Hanson Natural Resources Company, in each of the last three fiscal years. The remainder was purchased on the open market. The Company has certain agreements through 2016 pursuant to which Weyerhaeuser is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at prices based on independent market transactions. Recycled fiber accounts for the remainder of the mill's fiber requirements.
     The Antioch, California mill uses 100 percent recycled fiber. During fiscal 1997, approximately 80 percent of the old corrugated containers (OCC) used as a source of recycled fiber at the Antioch mill were supplied under contracts with several suppliers at market prices. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide significant quantities of OCC at market prices. The remainder was purchased on the open market.

     The Pine Bluff, Arkansas mill uses approximately 75 percent wood chips, of which approximately 31 percent, 32 percent and 23 percent was purchased from Weyerhaeuser, pursuant to a supply contract, in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, with the remainder generally purchased pursuant to annual contracts with a number of different chip suppliers in the area.
The contract with Weyerhaeuser provides for a supply of wood chips at market prices through June 30, 1999, at which time the Company anticipates it will be renegotiated. Recycled fiber accounts for the remainder of the mill's fiber requirements.
     During fiscal 1997, the Company's financial results were adversely effected by higher fiber costs. Average delivered prices for OCC increased $11 per ton, or approximately 12 percent from $93 per ton in fiscal 1996, due to an increase in domestic demand. In addition, average wood chip prices in fiscal 1997 increased approximately 10 percent as a result of higher demand and unusually wet weather in the southern U.S. The fiber market is difficult to predict and there can be no assurance of the future direction of OCC and wood chip prices. In fiscal 1997, fiber represented approximately 40 percent of the Company's containerboard and unbleached kraft paper production costs and future increases in fiber prices would adversely affect the Company's profitability.

Energy
The Company's mills require significant amounts of steam and electricity in their operation. The Company has a supply agreement through 2003 pursuant to which Weyerhaeuser will provide hog fuel (which consists of bark and other residual fiber from trees) at stated prices. The remainder of the hog fuel used by the Bogalusa mill is either purchased on the open market or is generated at several chip mills with which the Company has long-term supply agreements. In fiscal 1997, the Bogalusa mill produced all of its steam and generated approximately 65 percent of its electricity requirements. During the same period, the Antioch mill produced all of its steam and approximately 94 percent of its electricity. The Antioch mill has a contract to sell electricity from its cogeneration facility to a public utility through 2013. See "Products." Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility.
     In fiscal 1997, energy costs accounted for approximately 10 percent of the Company's containerboard and unbleached kraft paper production costs and future increases in energy prices would adversely affect the Company's profitability.

Competition
Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital intensive with high barriers to entry because new facilities require substantial capital and take at least two years to construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has fiber supply agreements described in "Raw Materials." Such agreements covered approximately 35 percent of the Company's pulpwood and wood chip requirements in fiscal 1997.
     In contrast to paper mills which manufacture containerboard and unbleached kraft paper, converting facilities, which produce corrugated products and multiwall bags, have comparatively low barriers to entry. Competition in corrugated products and, to a lesser extent, multiwall bags, is primarily localized, with proximity to customers an important factor in minimizing shipping costs. There are a substantial number of competitors in each of the geographic areas in which the Company's converting facilities are located. Many of such competing facilities are owned by other integrated producers.

Environmental Matters
Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. The Company made capital expenditures for environmental purposes of approximately $1 million, $4 million and $5 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental regulations.

     In November 1997, the Environmental Protection Agency promulgated new air standards for pulping processes together with new water quality discharge limitations into what is commonly referred to as the "Cluster Rule" regulations for pulp and paper mills. Phase I of the Cluster Rule as it relates to air quality is applicable to kraft, soda, sulfite, or semi-chemical pulping processes, mechanical pulping processes, and processes using secondary or non-wood fibers. New effluent (water) quidelines contained in the Cluster Rule are applicable to bleached paper grade kraft, soda, and paper grade sulfite mills only. Effluent guidelines for non-bleached paper mills, the segment in which the Company participates, (i.e., unbleached kraft, semi-chemical, dissolving kraft, dissolving sulfite, and non-wood chemical pulp) are yet to be promulgated. The Company continues to evaluate the potential impact of the proposed rules on its operations and capital expenditures. Preliminary estimates indicate that the Company could be required to make capital expenditures of approximately $5 million to $7 million per year during the three years following issuance to meet the requirements of the proposed rules. The ultimate financial impact of the regulations cannot be predicted with certainty and will depend on several factors including the actual requirements imposed under the final rules, new developments in process control technology and the impact of inflation.

Employees
At September 30, 1997, the Company employed approximately 4,000 people. Approximately 68 percent of the Company's employees are hourly wage employees who are members of various labor unions. The Company's labor agreements covering its employees at its Bogalusa, Antioch and Pine Bluff mills expire in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. At September 30, 1997, labor contracts covering approximately 3 percent of the Company's union employees had expired, and were subsequently renegotiated. In addition, labor contacts covering approximately 16 percent of the Company's union employees are scheduled to expire before the end of fiscal 1998. The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire. In conjunction with the renegotiation of the Antioch mill's labor contract, in fiscal 1995 certain hourly employees accepted an early retirement option, which was designed to reduce future unit labor costs.

Item 2.  Properties
------------------------------------------------------------------------------

Manufacturing Properties
The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities:

                                                                         Owned/
Plant                         Products                                   Leased
-------------------------     ----------------------------------------   ------
Mills:
Antioch, California           Containerboard                             Owned
Bogalusa, Louisiana           Containerboard and unbleached kraft paper  Owned
Pine Bluff, Arkansas          Unbleached kraft paper and containerboard  Owned

Corrugated Plants:
Antioch, California           Corrugated containers                      Owned
Atlanta, Georgia              Corrugated containers                      Owned
Bogalusa, Louisiana           Corrugated containers and solid fibre      Owned
Carol Stream, Illinois        Corrugated containers                      Owned
City of Industry, California  Corrugated sheets                          Owned
Dallas, Texas                 Corrugated containers                      Leased
Gilroy, California            Corrugated containers                      Leased
Greenville, South Carolina    Corrugated containers                      Owned
Marion, Ohio                  Corrugated containers                      Owned
Newark, Delaware              Corrugated containers                      Owned
Phoenix, Arizona              Corrugated containers                      Owned
Raleigh, North Carolina       Corrugated containers                      Owned
St. Louis, Missouri           Corrugated containers                      Owned
San Antonio, Texas            Corrugated containers                      Leased
San Antonio, Texas            Corrugated sheets                          Owned
Sunnyvale, California         Corrugated sheets                          Owned
Tampa, Florida                Corrugated containers                      Leased
Tipton, Indiana (1)           Corrugated sheets                          Leased

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


(1) The facility was opened in October 1997, and production is expected to begin in the first quarter of fiscal 1998.

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

Other Properties
The Company leases its executive and general and administrative offices in Deerfield, Illinois. It also leases numerous warehouse facilities and sales offices throughout the U.S.


Item 3.  Legal Proceedings
------------------------------------------------------------------------------

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 16 of Notes to Consolidated Financial Statements." The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1997

Executive Officers of the Registrant
Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company since its organization in 1986. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., a real estate investment company. From 1980 to 1982, he served as President of the Diversified Group, and later as Executive Vice President of Navistar. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products. He formerly served on the Board of Directors and the Executive Committee of the American Forest and Paper Association.
     Dale E. Stahl has served as President and Chief Operating Officer of the Company since August 1988. From March 1988 through August 1988, Mr. Stahl served as a Vice President of the Company. From 1978 to 1988, he was employed by Union Camp Corporation, an integrated paper packaging manufacturer, starting in sales and ultimately being promoted to Vice President-General Manager of the container division. He is currently serving as a Director of AMCOL International Corporation, a diversified specialty mineral, chemical and environmental company.
     Daniel P. Casey has served as Executive Vice President and Chief Financial Officer of the Company since February 1990. From July 1988 through February 1990, Mr. Casey served as Senior Vice President-Financial and Legal Affairs for the Company and from January 1988 through June 1988 in the same position for each of the Company and Mid-America Packaging, Inc. (Mid-America), which merged with the Company in June 1988. From March 1987 through January 1988, Mr. Casey served as Vice President-Financial and Legal Affairs for each of the Company and Mid-America.
     Lawrence G. Rogna has served as Senior Vice President of the Company since February 1990. From December 1988 through February 1990, Mr. Rogna served as Vice President-Human Resources of the Company. From 1981 to 1988 he was employed by Rohr Industries, Inc., a manufacturer of components for aircraft and space vehicles, where he served as Vice President, Human Resources from 1983 to 1988.

Part 2
------------------------------------------
Item 5.  Market for Registrant's Common Stock, Warrants
         and Related Stockholder Matters
------------------------------------------------------------------------------

The Company had 596 and 15 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 26, 1997.
     The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1995, all of the Company's 5,250,082 outstanding shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock) automatically converted into an equal number of shares of Class A Common Stock.
     In July 1995, the Company redeemed 25 percent of its 31,845,533 outstanding Warrants, and subsequently, a portion of the remaining Warrants were exchanged pursuant to a "Special Exercise on July 31, 1995." In the two transactions, a total of 13,836,754 Warrants were exchanged for an equal number of shares of Class A Common Stock. On July 31, 1996, each remaining outstanding Warrant became exercisable and could be exchanged for one share of Class A Common Stock. As of September 30, 1997, the Company had outstanding 53,026,961 shares of Class A Common Stock (including 2,192,319 shares held in trust for the benefit of the Warrant holders) and 2,192,319 Warrants. See "Note 12 of Notes to Consolidated Financial Statements."
     Information with respect to quarterly high and low sales prices for the Company's Class A Common Stock and Warrants for each quarterly period for fiscal 1997, fiscal 1996 and fiscal 1995 is contained in "Note 19 of Notes to Consolidated Financial Statements."
     In the third quarter of fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of the Company's Class A Common Stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option plans and employee stock purchase plan. In fiscal 1996, the Company repurchased 1,570,500 shares at a cost of $11.6 million. No shares were repurchased in fiscal 1997.
     The Company neither declared nor paid any dividends on its common stock during fiscal 1997, fiscal 1996 and fiscal 1995. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock is limited under the terms of its debt agreements. See "Note 9 of Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data
------------------------------------------------------------------------------

The following table sets forth selected historical consolidated financial data for the Company. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                              Year Ended September 30, (1)
Income Statement Data:                   ---------------------------------------------------------
In millions, except per share data         1997            1996            1995     1994      1993
                                         ------          ------         -------   ------    ------
Net sales                               $ 759.3         $ 922.0        $1,051.4  $ 784.4   $ 733.5
Cost of goods sold                        717.3           716.2           755.0    691.4     652.1
                                         ------          ------         -------   ------    ------
Gross margin                               42.0           205.8           296.4     93.0      81.4
Selling and administrative costs          (81.1)          (99.1)          (95.5)   (81.0)    (73.8)
Non-recurring operating charges (2) (3)      -             (8.1)           (5.4)   (15.5)     (9.9)
                                         ------          ------         -------   ------    ------
Operating earnings (loss)                 (39.1)           98.6           195.5     (3.5)     (2.3)
Interest expense - net                    (80.7)          (78.3)          (86.1)   (80.3)    (68.2)
Other income (expense) - net               (1.6)           (0.2)            0.6     (0.2)      0.5
                                         ------          ------         -------   ------    ------
Income (loss) before income taxes        (121.4)           20.1           110.0    (84.0)    (70.0)
Income tax benefit (expense) (4)           47.1            (8.3)           24.2       -         -
                                         ------          ------         -------   ------    ------
Income (loss) before extraordinary
  item and accounting change              (74.3)           11.8           134.2    (84.0)    (70.0)
Extraordinary gain (loss) (5)              (7.7)           (3.2)             -        -      201.5
Accounting change (6)                        -               -               -        -       (1.3)
                                         ------          ------         -------   ------    ------
Net income (loss)                       $ (82.0)        $   8.6        $  134.2  $ (84.0)  $ 130.2
                                         ======          ======         =======   ======    ======

Earnings per common and
  common equivalent share:
   Income (loss) before extraordinary
    item and accounting change          $ (1.40)        $  0.22        $   2.44  $ (1.57)  $ (1.40)
   Extraordinary gain (loss) (5)          (0.15)          (0.06)            -         -       4.04
   Accounting change (6)                    -               -               -         -      (0.03)
                                         ------          ------         -------   ------    ------
   Net income (loss)                    $ (1.55)        $  0.16        $   2.44  $ (1.57)  $  2.61
                                         ======          ======         =======   ======    ======

Weighted average common and
  common equivalent shares outstanding     52.8            54.7            55.1     53.6      49.8
                                         ======          ======         =======   ======    ======

                                                               September 30,
Balance Sheet Data:                      ---------------------------------------------------------
In millions                                1997            1996            1995     1994      1993
                                         ------          ------         -------   ------    ------
Current assets                          $ 204.2         $ 236.1        $  306.3  $ 206.7   $ 199.4
Property - net                            586.1           612.3           640.0    592.9     611.1
Other assets                              139.6            84.6            41.7     43.5      49.6
                                         ------          ------         -------   ------    ------
Total assets                            $ 929.9         $ 933.0        $  988.0  $ 843.1   $ 860.1
                                         ======          ======         =======   ======    ======

Current liabilities                     $ 167.3         $ 166.3        $  149.9  $ 135.1   $  99.5
Long-term debt (less current maturities)  701.7           623.1           671.5    696.8     670.1
Other long-term liabilities and
  deferred income taxes                    26.3            29.1            53.4     35.0      36.9
                                         ------          ------         -------   ------    ------
Total liabilities                         895.3           818.5           874.8    866.9     806.5
Stockholders' equity (deficit)             34.6           114.5           113.2    (23.8)     53.6
                                         ------          ------         -------   ------    ------
Total liabilities and
  stockholders' equity                  $ 929.9         $ 933.0        $  988.0  $ 843.1   $ 860.1
                                         ======          ======         =======   ======    ======

                                         9

(1) The Company operates on a 52/53-week fiscal year. Fiscal 1997 and fiscal 1993 through fiscal 1995 were 52-week years, while fiscal 1996 was a 53-week year.

(2) The Company recognized fees and expenses in connection with a debt restructuring during fiscal 1993 of $7.8 million.

(3) In fiscal 1996, the Company recorded a $8.1 million charge against operating earnings for costs associated with a staff reduction program. In fiscal 1995, the Company recorded a $5.4 million charge against operating earnings for costs associated with an optional early retirement program. See "Note 2 of Notes to Consolidated Financial Statements."
     In fiscal 1994, the Company recorded charges against operating earnings of $15.5 million primarily for various asset write-downs and other costs associated with the relocation of three facilities, the closure of a corrugated container plant and the sale of a corrugated container plant.
     In fiscal 1993, the Company recorded a pre-tax charge of $2.1 million for the consolidation of certain grocery bag and sack manufacturing facilities.

(4) In fiscal 1995, the Company recorded a $24.2 million income tax benefit primarily due to the recognition of tax benefits about which substantial doubt as to their realization had previously existed. See "Note 8 of Notes to Consolidated Financial Statements."

(5) During fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 and used the proceeds to redeem and retire all its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 and to repay borrowings under the revolving portion of its credit facilities. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million. In fiscal 1996, the Company recorded an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million, on the early retirement of approximately $75.2 million principal amount of the Company's publicly traded debt. See "Note 3 of Notes to Consolidated Financial Statements."
     In fiscal 1993, the Company recorded an extraordinary gain of $201.5 million, net of $1.2 million of income taxes, as a result of the forgiveness of debt in connection with a voluntary petition for relief and a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

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

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
------------------------------------------------------------------------------

General
Demand for corrugated containers, containerboard and unbleached kraft paper is cyclical and has historically corresponded to changes in the rate of growth in the U.S. economy and exchange rates for the U.S. dollar. Growth in the U.S. economy generally stimulates demand for packaging products. In addition, weakness of the U.S. dollar versus the currencies of the United States' major trading partners stimulates domestic demand for corrugated products and makes export sales of containerboard more price competitive.
     The cyclicality of demand is accentuated by the inelasticity of supply due to the capital intensive nature of the industry. Because productive capacity cannot be added quickly, during periods of rising demand containerboard and unbleached kraft paper inventory levels tend to fall, exerting upward pressure on prices. In periods when capacity exceeds demand, efforts to control inventory levels are limited because containerboard and unbleached kraft paper mills operate most economically near capacity operating levels.
      Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. The Company can vary its production of unbleached kraft paper, depending on market conditions, because all four of the Company's paper machines that produce unbleached kraft paper also have the capability to produce containerboard.
     From the fall of 1989 through the fall of 1993, published linerboard and grocery sack paper transaction prices declined approximately 27 percent and 34 percent, respectively. Published prices for linerboard and grocery sack paper recovered significantly throughout fiscal 1994 and fiscal 1995, increasing approximately 80 percent and 84 percent, respectively, and reaching record highs. Increases in industry containerboard capacity and softening demand for corrugated containers contributed to an approximately 35 percent decrease in published prices for linerboard between September 1995 and September 1996. Between September 1996 and July 1997 published industry prices for linerboard decreased an additional 10 percent before recovering in the fourth quarter of fiscal 1997. At September 1997, published prices for linerboard were essentially unchanged from September 1996 levels. Due to year-over-year growth in corrugated product shipments, strong export demand for linerboard and reduced containerboard mill operating rates to control inventories, November 1997 published industry prices for linerboard had increased approximately 15 percent from September 1997 and more than 25 percent from their low point in fiscal 1997.

Results of Operations
Year ended September 30, 1997 (Fiscal 1997) Compared with Year ended September 30, 1996 (Fiscal 1996). Net sales for Fiscal 1997 were $759.3 million, a decrease of approximately 18 percent compared with net sales of $922.0 million for Fiscal 1996. The operating loss for Fiscal 1997 was $39.1 million compared with operating earnings of $98.6 million for Fiscal 1996 after non-recurring operating charges of $8.1 million. The net loss was $82.0 million, or $1.55 per share, after a $7.7 million extraordinary loss ($0.15 per share) on the early retirement of debt, versus net income in Fiscal 1996 of $8.6 million, or $0.16 per share, after a $3.2 million extraordinary loss ($0.06 per share) on the early retirement of debt.
     Sales and earnings in Fiscal 1997 were adversely affected by declining product prices which resulted in significantly lower average selling prices for the Company's products compared with Fiscal 1996. Lower average selling prices decreased net sales by approximately $132 million versus the prior fiscal year. In addition, net sales were lower by $57 million as a result of the exchange of the Company's grocery bag manufacturing assets for a 35 percent equity interest in S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, in the fourth quarter of Fiscal 1996. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 20 percent, 16 percent and 19 percent, respectively, in Fiscal 1997 compared with Fiscal 1996. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 13 percent and 5 percent, respectively, in Fiscal 1997 versus the prior year.
     Sales in Fiscal 1997 benefited from record mill production. Increased volume had a favorable effect on net sales of approximately $26 million.
Total mill production increased approximately 3 percent in Fiscal 1997 compared with the prior year. Production in Fiscal 1996 benefited from an extra week in the fiscal year. Adjusting for the extra week in Fiscal 1996, production increased approximately 5 percent in Fiscal 1997. In Fiscal 1997, production of linerboard increased approximately 4 percent to 3,470 tons per day (TPD, calculated on the basis of the number of days in the period) from 3,351 TPD while production of unbleached kraft paper increased approximately 10 percent to 765 TPD from 693 TPD in the prior year.
     Corrugated shipments were a record 13.6 billion square feet in Fiscal 1997, an increase of more than 2 percent from Fiscal 1996. Adjusting for the extra week in Fiscal 1996, corrugated shipments increased approximately 4 percent. Multiwall bag shipments were a record 57,000 tons in Fiscal 1997, an increase of approximately 10 percent from Fiscal 1996.
     Gross margin for Fiscal 1997 decreased to $42.0 million from $205.8 million in the prior-year period primarily due to lower selling prices for the Company's products. Lower average net selling prices, including the effect of higher containerboard and unbleached kraft paper costs on the Company's converting facilities ($16 million) reduced gross margin by approximately $148 million. In addition, gross margin was adversely affected by higher costs for fiber ($24 million), energy ($7 million) and labor ($2 million). These unfavorable variances were partially offset by higher volume which increased gross margin by approximately $17 million.
     Selling and administrative costs for Fiscal 1997 were $18.0 million lower than Fiscal 1996. The decrease is primarily the result of the exchange of the Company's grocery bag and sack manufacturing net assets for its interest in S&G Packaging and a decrease in incentive compensation as a result of reduced profitability.
     Net interest expense increased to $80.7 million in Fiscal 1997 from $78.3 million in Fiscal 1996, primarily due to higher average debt levels.
     During the third quarter of Fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 (the New Notes) and used the proceeds to redeem and retire all its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 (the Old Notes) and to repay borrowings under the revolving portion of its credit agreements. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.
     During Fiscal 1996, the Company repurchased and retired $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million net of an income tax benefit of $2.3 million.

Year ended September 30, 1996 (Fiscal 1996) Compared with Year ended September 30, 1995 (Fiscal 1995). Net sales for Fiscal 1996 were $922.0 million, a decrease of approximately 12 percent compared with record net sales of $1,051.4 million for Fiscal 1995. Operating earnings for Fiscal 1996 were $98.6 million compared with record operating earnings of $195.5 million for Fiscal 1995 after non-recurring operating charges of $8.1 million and $5.4 million in Fiscal 1996 and Fiscal 1995, respectively. Net income was $8.6 million, or $0.16 per share, after a $3.2 million extraordinary loss ($0.06 per share) on the early retirement of debt, versus net income in Fiscal 1995 of $134.2 million, or $2.44 per share, including a $24.2 million income tax benefit.
     Sales in Fiscal 1996 were adversely affected by declining product prices which resulted in significantly lower average selling prices for the Company's products compared with Fiscal 1995. Lower average selling prices decreased net sales by approximately $181 million versus the prior fiscal year. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 19 percent, 33 percent and 10 percent, respectively, in Fiscal 1996 compared with Fiscal 1995. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 25 percent and 1 percent, respectively, in Fiscal 1996 versus the prior year.
     Sales and earnings for Fiscal 1996 benefited from record mill production. Increased volume had a favorable effect on net sales of approximately $49 million. Total mill production increased approximately 2 percent in Fiscal 1996 compared with the prior year. Production in Fiscal 1996 benefited from an extra week in the fiscal year. Adjusting for the extra week in Fiscal 1996, production was marginally higher despite approximately 80,000 tons of "lost" production primarily due to market downtime. In Fiscal 1996, production of linerboard increased approximately 2 percent to 3,351 TPD from 3,298 TPD while production of unbleached kraft paper decreased approximately 4 percent to 693 TPD from 725 TPD in the prior year.
     Corrugated shipments were a record 13.3 billion square feet in Fiscal 1996, an increase of approximately 8 percent from Fiscal 1995. Adjusting for the extra week, corrugated shipments increased approximately 6 percent due to shipments from a new sheet feeder plant and capacity additions related to the capital investment program. Multiwall bag shipments of 51,900 tons in Fiscal 1996 were approximately equal to the prior year. Prior to contributing its grocery bag manufacturing assets to S&G Packaging in July, 1996, the Company shipped 88,200 tons of grocery bags and sacks (for the 9 1/2-month period) versus 105,000 tons in Fiscal 1995.
     Gross margin for Fiscal 1996 decreased to $205.8 million from $296.4 million in the prior year primarily due to lower selling prices for the Company's products. Lower average net selling prices, net of the effect of lower containerboard and unbleached kraft paper costs on the Company's converting operations ($30 million), reduced gross margin by approximately $151 million. The effect of lower selling prices was partially offset by reduced fiber costs (primarily the cost of OCC) and increased volume which favorably affected gross margin by approximately $72 million and $8 million, respectively.
     In the fourth quarter of Fiscal 1996, the Company recorded a $8.1 million pre-tax charge for costs associated with a staff reduction program. The staff reductions, which eliminated approximately 8 percent of the Company's salaried positions, will reduce future administrative and overhead costs. In Fiscal 1995, the Company recorded a $5.4 million non-recurring charge for costs associated with an early retirement option accepted by certain hourly employees at the Antioch, California mill, which was designed to reduce future unit labor costs.
     Selling and administrative costs for Fiscal 1996 were $3.6 million higher than Fiscal 1995. The increase was primarily the result of increased professional fees and group insurance costs, partially offset by a decrease in incentive compensation as a result of reduced profitability.
     Net interest expense decreased to $78.3 million in Fiscal 1996 from $86.1 million in Fiscal 1995. The decrease was primarily due to lower average debt levels, partially offset by accretion in the discount on subordinated debt.
     During Fiscal 1996, the Company repurchased and retired $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million net of an income tax benefit of $2.3 million.


Liquidity and Capital Resources
-----------------------------------------

General
The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.
     Net cash used for operations for Fiscal 1997 was $66.5 million compared with cash provided by operations of $164.4 million for the prior year. The unfavorable comparison to Fiscal 1996 was due to lower operating earnings and two semi-annual interest payments in Fiscal 1997 on the Company's Senior Subordinated Discount Debentures due 2005, on which interest had previously been accreting.
     Capital expenditures of $31.1 million in Fiscal 1997 decreased $23.7 million from Fiscal 1996. In addition to the capital spending, the Company acquired $2.4 million and $5.6 million of equipment financed by capital leases or debt obligations secured by the assets acquired in Fiscal 1997 and Fiscal 1996, respectively. In fiscal 1994, the Company initiated a five-year capital plan that provides for a total investment of approximately $250 million. The plan targets approximately 60 percent of the spending to enhance the capacity, flexibility and cost effectiveness of the Company's converting facilities with the remainder to be invested in its paper mills. The Company is currently in the process of significantly expanding one converting plant and opened a new converting facility early in fiscal 1998. The Company currently anticipates that its capital spending for fiscal 1998 an beyond will approximate its annual depreciation and amortization expense. Capital spending, however, will be adjusted from time to time as market conditions and available cash flows dictate.

     At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. In Fiscal 1997, the Company incurred approximately $3.5 million of costs for demolition and to maintain the East Mill, such costs were partially offset by the sale of scrap. Demolition of the remaining structures on the mill site could require the Company to incur costs for asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. Management believes that it will be able to dispose of the East Mill while avoiding a substantial portion of the previously recognized demolition and asbestos removal costs. In addition, management believes that by avoiding such costs, the value the Company will receive upon disposition of these assets will be substantially less than their previously recorded book value. Accordingly, the Company has reduced the carrying value of the East Mill by approximately $9.0 million and recognized a corresponding reduction in its balance sheet accruals for demolition and asbestos removal. At September 30, 1997, balance sheet accruals for demolition and asbestos removal were approximately $7.0 million and the net book value of the East Mill was $2.8 million.
     In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million. These charges included (i) $9.9 million primarily for equipment abandonments, asset write-downs, lease termination costs and other costs related to the relocation of three of the Company's converting facilities (ii) $3.5 million for costs associated with closure of a corrugated container plant and (iii) $2.1 million for a loss on the sale and costs associated with the disposition of a corrugated container plant. In Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company charged approximately $0.8 million, $1.8 million and $8.3 million, respectively, of costs associated with the fiscal 1994 non-recurring operating charges to balance sheet accruals. At September 30, 1997, the Company had balance sheet accruals for such costs of $0.7 million (primarily lease termination costs) and anticipates incurring such costs in fiscal 1998.
     The Company's Board of Directors has authorized the repurchase of up to 6 million shares of the Company's common stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option and employee stock purchase plans. No shares were repurchased during Fiscal 1997. During Fiscal 1996, the Company purchased approximately 1.6 million shares of its common stock, at a cost of $11.6 million.

Liquidity
At September 30, 1997, the Company had cash and equivalents of $6.1 million, a decrease of $33.1 million from September 30, 1996 as cash used for operations and investments exceeded cash provided by financing. Total debt increased by $81.7 million from $634.4 million at September 30, 1996 to $716.1 million at September 30, 1997. The increase in total debt was primarily due to borrowings under the revolving portions of the Company's credit agreements.
     During Fiscal 1997, the Company issued the New Notes. The Company used the proceeds of the offering to redeem and retire all the outstanding Old Notes; to pay a redemption premium of $8.9 million, accrued interest of $3.4 million, fees and expenses of $5.5 million; and to repay $27.5 million of borrowings outstanding under the revolving portions of its credit agreements. In Fiscal 1997 the Company amended its bank credit agreement to allow the issuance of the New Notes and to modify certain financial covenants to increase its financial flexibility. At September 30, 1997, the Company had $47.0 million outstanding and approximately $165 million of credit available under the revolving portions of its credit agreements. See "Note 9 of Notes to Consolidated Financial Statements."
     At September 30, 1997, the Company had primary working capital of $112.8 million, a decrease of $7.8 million from September 30, 1996, primarily due to lower accounts receivable. The decrease in accounts receivable was primarily due to lower average net selling prices for the Company's products.

     During Fiscal 1997, published industry prices for linerboard decreased approximately 10 percent from September 1996 with corresponding decreases in converted product prices, before recovering during the fourth quarter. Strengthening industry fundamentals, including year-over-year growth in corrugated product shipments, strong export demand for linerboard and reduced containerboard mill operating rates to control inventories, resulted in a $40 per ton increase in published industry prices for containerboard in August 1997 (and subsequent increases in converted product prices). Further, published industry prices for containerboard increased an additional $50 per ton in October 1997, and the Company has announced a corresponding price increase for converted products.
     Average delivered prices for OCC increased $11 per ton, or approximately 12 percent from $93 per ton in Fiscal 1996, due to an increase in domestic demand. In addition, average wood chip prices in Fiscal 1997 increased approximately 10 percent as a result of higher demand and unusually wet weather in the southern U.S. The fiber market is difficult to predict and there can be no assurance of the future direction of OCC and wood chip prices.
     Based upon current prices and raw material costs, and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is continuing price improvement however, the Company will need to seek covenant modifications to its credit agreement to maintain continued access to its liquidity.

Pending Accounting Standards
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the computation of earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows of the Company or have a material impact on its earnings per share.
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

Other
The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Company believes that, by modifying existing software, and converting to new software, the Year 2000 problem can be resolved without significant operational difficulties. The financial impact is not anticipated to be material to the Company's results of operations, financial position or cash flows.

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

Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------------------------------

           Gaylord Container Corporation and Subsidiaries


Index to Financial Statements
                                                             Page
-----------------------------------------------------------------
Independent Auditors' Report                                   17

Consolidated Balance Sheets at September 30, 1997 and 1996     18

Consolidated Statements of Operations for the Years
Ended September 30, 1997, 1996 and 1995                        19

Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1997, 1996 and 1995                        20

Consolidated Statements of Cash Flows for the Years
Ended September 30, 1997, 1996 and 1995                        21

Notes to Consolidated Financial Statements                     22

Independent Auditors' Report



Gaylord Container Corporation:

We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) at September 30, 1997 and 1996 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 1997, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.





/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Chicago, Illinois
October 30, 1997

Consolidated Balance Sheets
------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries
September 30, 1997 and 1996


In millions                                              1997     1996
                                                        ------   ------
Assets
Current assets:
 Cash and equivalents                                  $   6.1  $  39.2
 Trade receivables
  (less allowances of $5.5 and $6.9,
    respectively) (Note 9)                               100.6    111.0
 Inventories (Note 5)                                     77.4     70.4
 Prepaid expenses                                          5.4      2.2
 Deferred income taxes (Note 8)                            4.7      5.1
 Other                                                    10.0      8.2
                                                        ------   ------
  Total current assets                                   204.2    236.1
Property - net (Notes 6 and 14)                          586.1    612.3
Other assets:
 Deferred charges (Note 7)                                18.0     18.6
 Deferred income taxes (Note 8)                           71.2     16.8
 Other (Notes 4 and 9)                                    50.4     49.2
                                                        ------   ------
  Total                                                $ 929.9  $ 933.0
                                                        ======   ======

Liabilities and Stockholders' Equity
Current liabilities:
 Current maturities of long-term debt (Note 9)         $  14.4  $  11.3
 Trade payables                                           65.2     60.8
 Accrued interest payable                                 26.3     27.3
 Accrued and other liabilities (Note 10)                  61.4     66.9
                                                        ------   ------
  Total current liabilities                              167.3    166.3
                                                        ------   ------
Long-term debt (Note 9)                                  701.7    623.1
Other long-term liabilities (Note 10)                     26.3     29.1
Commitments and contingencies (Note 16)                    -        -
Stockholders' equity (Notes 11, 12 and 13)
 Class A common stock                                      -        -
 Capital in excess of par value                          175.6    173.5
 Retained deficit (Note 9)                              (128.1)   (46.1)
 Common stock in treasury - at cost                      (11.4)   (11.7)
 Recognition of minimum pension liability (Note 15)       (1.5)    (1.2)
                                                        ------   ------
  Total stockholders' equity                              34.6    114.5
                                                        ------   ------
   Total                                               $ 929.9  $ 933.0
                                                        ======   ======

See notes to consolidated financial statements.

Consolidated Statements of Operations
------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries
For The Years Ended September 30, 1997, 1996 and 1995


In millions, except per share data              1997      1996      1995
                                              ------    ------   -------
Net sales                                    $ 759.3  $  922.0  $1,051.4
Cost of goods sold                             717.3     716.2     755.0
                                              ------   -------   -------
 Gross margin                                   42.0     205.8     296.4
Selling and administrative costs               (81.1)    (99.1)    (95.5)
Non-recurring operating charges (Note 2)         -        (8.1)     (5.4)
                                              ------   -------   -------
 Operating earnings (loss)                     (39.1)     98.6     195.5
Interest expense - net (Note 9)                (80.7)    (78.3)    (86.1)
Other income (expense) - net                    (1.6)     (0.2)      0.6
                                              ------   -------   -------
 Income (loss) before income taxes            (121.4)     20.1     110.0
Income tax (provision) benefit (Note 8)         47.1      (8.3)     24.2
                                              ------   -------   -------
 Income (loss) before extraordinary item       (74.3)     11.8     134.2
Extraordinary loss (Note 3)                     (7.7)     (3.2)      -
                                              ------   -------   -------
 Net income (loss)                           $ (82.0) $    8.6  $  134.2
                                              ======   =======   =======

Earnings per common and common equivalent share:
 Income (loss) before extraordinary item     $ (1.40) $   0.22  $   2.44
 Extraordinary loss (Note 3)                   (0.15)    (0.06)      -
                                              ------   -------   -------
 Net income (loss)                           $ (1.55) $   0.16  $   2.44
                                              ======   =======   =======
Average number of common and common
 equivalent shares outstanding                  52.8      54.7      55.1
                                              ======   =======   =======

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries
For The Years Ended September 30, 1997, 1996 and 1995



                                                                                                                            Total
                                       Common stock            Capital in  Retained                        Minimum  stockholders'
                      ---------------------------------------
                               Class A               Class B    excess of  earnings       Treasury stock   pension         equity
                      ------------------   ------------------                            ----------------
Dollars in millions      Shares  Dollars    Shares    Dollars   par value (deficit)     Shares   Dollars liability      (deficit)
                      ---------  -------   -------    -------  ---------- ---------     ------   ------- ---------  -------------
Balance at
September 30, 1994   48,510,859  $    -  5,266,273     $    -      $ 170.5  $(188.9)    82,978    $ (0.8)  $  (4.6)    $ (23.8)
 Net income                   -       -          -          -            -    134.2          -         -         -       134.2
 Options exercised      306,648       -          -          -          1.5        -          -         -         -         1.5
 Mandatory conversion
   of Class B Commmon
   Stock (Note 12)    5,250,082       - (5,250,082)         -            -        -          -         -         -           -
 Restricted stock-net    40,750       -          -          -            -        -          -         -         -           -
 Adjustment of minimum
   pension liability          -       -          -          -            -        -          -         -       0.3         0.3
 Other                   16,191       -    (16,191)         -          0.6        -    (35,975)      0.4         -         1.0
                     ----------   -----  ---------      -----       ------   ------     ------     -----    ------      ------
Balance at
September 30, 1995   54,124,530       -          -          -        172.6    (54.7)    47,003      (0.4)     (4.3)      113.2
 Net income                   -       -          -          -            -      8.6          -         -         -         8.6
 Stock repurchased            -       -          -          -            -        -  1,570,500     (11.6)        -       (11.6)
 Options exercised      122,981       -          -          -          0.6        -          -         -         -         0.6
 Restricted stock-net    22,500       -          -          -            -        -          -         -         -           -
 Adjustment of minimum
   pension liability          -       -          -          -            -        -          -         -       3.1         3.1
 Other                        -       -          -          -          0.3        -    (35,725)      0.3         -         0.6
                     ----------   -----  ---------      -----       ------   ------     ------     -----    ------       -----
Balance at
September 30, 1996   54,270,011       -          -          -        173.5   (46.1)  1,581,778     (11.7)     (1.2)      114.5
 Net income                   -       -          -          -            -   (82.0)          -         -         -       (82.0)
 Options exercised      244,953       -          -          -          1.8        -          -         -         -         1.8
 Restricted stock-net    58,200       -          -          -            -        -          -         -         -           -
 Adjustment of minimum
   pension liability          -       -          -          -            -        -          -         -      (0.3)       (0.3)
 Other                        -       -          -          -          0.3        -    (35,575)      0.3         -         0.6
                     ----------   -----  ---------      -----       ------   ------  ---------     -----    ------       -----
Balance at
September 30, 1997   54,573,164  $    -          -     $    -      $ 175.6  $(128.1) 1,546,203    $(11.4)  $  (1.5)     $ 34.6
                     ==========   =====  =========      =====       ======   ======  =========     =====    ======       =====



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries
For The Years Ended September 30, 1997, 1996 and 1995


In millions                                           1997     1996     1995
                                                    -------- -------- --------
Cash Flows From Operations:
Net income (loss)                                   $ (82.0) $    8.6  $ 134.2
Adjustments to reconcile net income (loss)
 to net cash provided by
 (used for) operations:
 Extraordinary loss                                     7.7       3.2        -
 Depreciation and amortization                         65.1      64.5     64.8
 Non-cash interest expense                                -      31.2     46.7
 Deferred income taxes                                (48.9)      1.8    (28.0)
 Non-recurring charges                                    -       8.1      5.4
 Acquisition restructuring expenditures                (0.4)     (0.7)    (1.0)
 Change in current assets and liabilities,
  excluding acquisitions and dispositions:
     Receivables                                       12.0      29.4    (18.2)
     Inventories                                       (6.7)     (1.7)   (13.5)
     Prepaid expenses and other current assets         (4.9)      0.5     (3.2)
     Accounts payable and other accrued liabilities    (7.5)     21.3      8.2
 Other - net                                           (0.9)     (1.8)    (1.2)
                                                     ------   -------   ------
Net cash provided by (used for) operations            (66.5)    164.4    194.2
                                                     ------   -------   ------
Cash Flows From Investments:
 Capital expenditures                                 (31.1)    (54.8)   (58.9)
 Capitalized interest                                  (0.8)     (0.8)    (2.3)
 Proceeds from asset sales                              1.9       2.6      3.5
 Other investments - net                               (3.7)      -       (3.6)
                                                     ------   -------   ------
Net cash used for investments                         (33.7)    (53.0)   (61.3)
                                                     ------   -------   ------
Cash Flows From Financing:
 Treasury stock purchases                                 -     (11.6)      -
 Early extinguishment of debt (Notes 3 and 9)        (189.7)    (77.7)   (89.9)
 Issuance of senior notes (Notes 3 and 9)             225.0       -         -
 Senior debt repayments                               (10.4)    (15.6)   (25.8)
 Debt issuance costs                                   (5.6)     (0.5)    (3.4)
 Revolving credit agreement borrowings - net           47.0       -         -
 Other financing - net                                  0.8       0.7      1.3
                                                     ------   -------   ------
Net cash provided by (used for) financing              67.1    (104.7)  (117.8)
                                                     ------   -------   ------
Net increase (decrease) in cash and equivalents       (33.1)      6.7     15.1
Cash and equivalents, beginning of year                39.2      32.5     17.4
                                                     ------   -------   ------
Cash and equivalents, end of year                   $   6.1  $   39.2  $  32.5
                                                     ======   =======   ======


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


1.   General/Summary of Significant Accounting Policies
Nature of Operations - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall bags and, through a wholly owned, independently operated subsidiary, specialty chemicals. Corrugated containers and sheets, multiwall bags and solid fibre products collectively represent approximately 80 percent of the Company's net sales while the remaining 20 percent primarily consists of containerboard and unbleached kraft paper sales. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper which it converts into multiwall bags or, through a joint venture, into grocery bags and sacks or sells to independent converters.
     The Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, 14 corrugated container plants, four sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and, through a wholly owned, independently operated subsidiary, a specialty chemical facility.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates.

Summary of Significant Accounting Policies - The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below:
     Basis of Consolidation - The consolidated financial statements at September 30, 1997 and 1996 and for the years ended September 30, 1997 (Fiscal
1997), September 30, 1996 (Fiscal 1996) and September 30, 1995 (Fiscal 1995) include all the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53-week fiscal year. Fiscal 1997 and Fiscal 1995 were 52-week fiscal years, while Fiscal 1996 was a 53-week fiscal year. Certain amounts on the Consolidated Statement of Cash Flows for Fiscal 1996 and Fiscal 1995 have been reclassified to conform with the current year presentation.
     Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with which the Company has reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the statement of operations. In the balance sheet, however, trade receivables due from and trade payables due to Exchange Partners are not eliminated because a contractual right of offset does not exist.
     Cash and Equivalents - The Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and commercial paper, with an original or purchased maturity of three months or less, to be cash equivalents.
     Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.
     Property is stated at cost, including interest expense capitalized during construction periods. Maintenance and repairs are charged to expense as incurred. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
     Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.
     Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized.
Amortization of deferred financing costs is computed using the straight-line method over the term of the related debt and is reported as interest expense.
     Investment in Affiliates - The equity method of accounting is applied to affiliates in which the Company's ownership interest is greater than 20 percent but less than or equal to 50 percent. Goodwill is recognized for investments in affiliates where cost exceeds the Company's equity in net assets acquired. In general, goodwill is amortized over the average remaining useful life of the unconsolidated affiliate's property, plant and equipment or such shorter period as circumstances indicate. The Company's proportionate share of earnings in unconsolidated affiliates accounted for by the equity method, net of amortization of goodwill, is included in "Other income (expense) - net" in the Company's statement of operations. The cost method of accounting is applied to affiliates in which the Company's ownership interest is less than or equal to 20 percent.
     Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes" (see Note 8).
     Business Segment - The Company is an integrated manufacturer of paper packaging products including corrugated containers, corrugated sheets, preprinted linerboard, containerboard, unbleached kraft paper and multiwall bags.
     Net Income Per Common and Common Equivalent Share is based on the weighted average number of common shares outstanding during the period plus the weighted average number of common shares issuable upon exercise of outstanding stock options (see Note 13) for which the market price of the related stock exceeds the exercise price of the option, less shares which could have been purchased with the assumed proceeds from the sale of such stock (treasury stock method).

2. Non-Recurring Operating Charges
In the fourth quarter of Fiscal 1996, the Company recorded a $8.1 million pre-tax charge for costs associated with a staff reduction program. The staff reduction program, which eliminated approximately 8 percent of the Company's salaried positions, will reduce future administrative and overhead costs. In Fiscal 1995, the Company recorded a $5.4 million non-recurring charge for costs associated with an early retirement option accepted by certain hourly employees at the Antioch, California mill, which was designed to reduce future unit labor costs.

3. Extraordinary Items
During Fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 (the New Notes) and used the proceeds to redeem and retire all its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 (the Old Notes) and to repay borrowings under the revolving portion of its credit agreements. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.
     During Fiscal 1996, the Company repurchased and retired approximately $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchases, approximately $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million.

4. Investment in Affiliates
On July 12, 1996, the Company contributed grocery bag manufacturing net assets with a carrying value of approximately $32.3 million (of which Property - net accounted for approximately $25.1 million), to S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Stone Container Corporation, in exchange for a 35 percent equity interest in the new company. The Company has the option to increase its ownership interest by an additional 15 percent before July 2001. Beginning July 13, 1996, the financial results of S&G Packaging were reported on the equity method of accounting. Product sales to S&G Packaging during Fiscal 1997 and Fiscal 1996 were approximately $38.4 million and $6.8 million, respectively.
     The Company owns a 50 percent interest in Gaylord Central National, Inc.
(GCN), a joint venture corporation formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during Fiscal 1997, Fiscal 1996 and Fiscal 1995 were approximately $30.8 million, $38.2 million and $62.0 million, respectively.
     The Company has a 50 percent ownership interest in two corporations that, through wholly owned subsidiaries, produce corrugated sheets and corrugated containers in Mexico. Product sales to these companies during Fiscal 1997, Fiscal 1996, and Fiscal 1995 were approximately $4.9 million, $6.4 million and $4.1 million, respectively.

5.  Inventories

Inventories consist of:
                                                        September 30,
                                                      ------------------
In millions                                              1997       1996
                                                      -------     ------
Finished products                                     $  22.5    $  16.3
In process                                               39.3       31.3
Raw materials                                             9.2        8.5
Supplies                                                 15.0       14.3
                                                       ------     ------
                                                         86.0       70.4
LIFO valuation adjustment                                (8.6)        -
                                                       ------     ------
    Total                                             $  77.4    $  70.4
                                                       ======     ======

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

6.  Property - Net
Property consists of:

                                                          September 30,
                                                      ------------------
In millions                                              1997       1996
                                                      -------    -------
Land                                                 $   17.6   $   15.5
Buildings and improvements                              142.7      127.4
Machinery and equipment                                 884.4      848.5
Construction-in-progress                                 16.8       41.9
                                                      -------    -------
                                                      1,061.5    1,033.3
Accumulated depreciation                               (475.4)    (421.0)
                                                      -------    -------
    Total                                            $  586.1   $  612.3
                                                      =======    =======

7.  Deferred Charges
Deferred charges consist of:

                                                         September 30,
                                                       -----------------
In millions                                              1997       1996
                                                       ------     ------
Deferred financing costs                              $  39.0    $  40.1
Intangibles                                               4.2        4.2
                                                       ------     ------
                                                         43.2       44.3
Accumulated amortization                                (25.2)     (25.7)
                                                       ------     ------
    Total                                             $  18.0    $  18.6
                                                       ======     ======

    Amortization of deferred charges during Fiscal 1997, Fiscal 1996 and Fiscal 1995 was approximately $3.6 million, $4.3 million and $7.4 million, respectively. During Fiscal 1997, the Company wrote off approximately $2.8 million of deferred financing fees related to the refinancing of the Old Notes, and deferred approximately $5.5 million of financing fees related to the New Notes. During Fiscal 1996, the Company wrote off approximately $1.5 million of deferred financing fees related to the repurchase and retirement of its publicly traded debt securities (see Note 3).

8.  Income Taxes
The components of the deferred income tax liabilities and assets, current and non-current, are as follows:

                                                        September 30,
                                                       ----------------
In millions                                             1997       1996
                                                       -----      -----
CURRENT
Deferred tax assets:
 Inventory valuation                                  $  4.7     $  5.1
                                                       -----      -----
Deferred tax asset                                    $  4.7     $  5.1
                                                       =====      =====
NON-CURRENT
Deferred tax assets:
 Net operating loss                                   $137.2     $ 83.7
 Original issue discount                                58.6       59.2
 Asset write-down                                       41.9       41.0
 Debt restructuring expenses                             1.7        2.4
 Other long-term liabilities                             3.0        5.6
 Deferred compensation                                   9.5        5.5
 Other                                                  12.7       11.8
                                                       -----      -----
    Sub-total                                          264.6      209.2
                                                       -----      -----
Deferred tax liabilities:
 Depreciation                                          179.1      178.6
 Capitalized interest                                   12.5       12.2
 Other                                                   1.8        1.6
                                                       -----      -----
    Sub-total                                          193.4      192.4
                                                       -----      -----
Net non-current deferred tax asset                    $ 71.2     $ 16.8
                                                       =====      =====

    The current income tax provision for Fiscal 1997, Fiscal 1996 and Fiscal 1995, principally for state income taxes and Alternative Minimum Tax (AMT), was $1.9 million, $4.2 million and $3.8 million, respectively. The deferred income tax benefit for Fiscal 1997 and Fiscal 1995 was $54.0 million and $28.0 million, respectively. The deferred income tax provision for Fiscal 1996 was $1.8 million, net of the deferred tax benefit related to the extraordinary loss (see Note 3). Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return. Such temporary differences for Fiscal 1997, Fiscal
1996 and Fiscal 1995 and their related deferred income tax provision
(benefit) follow:

                                              Year Ended September 30,
                                             --------------------------
In millions                                   1997      1996       1995
                                             -----     -----      -----
Depreciation expense                        $  0.5    $  1.4     $  5.8
Original issue discount                        0.6     (18.1)         -
Asset write-down                              (0.9)      8.0       (0.6)
Restructuring fees                             0.7       0.9        0.9
Inventory differences                          0.4       1.7       (0.8)
Net operating loss                           (53.5)     11.6       45.6
Change in valuation allowance                    -         -      (75.3)
Other - net                                   (1.8)     (3.7)      (3.6)
                                             -----     -----      -----
 Total deferred income tax
  provision (benefit)                       $(54.0)   $  1.8     $(28.0)
                                             =====     =====      =====

     In Fiscal 1995, the future realization of tax benefits relating to prior net operating losses became more likely than not due to the Company's improved operating performance and future economic outlook. Thus in Fiscal 1995, the Company reduced a previously recorded valuation allowance to zero.
     Although realization is not assured, management believes it is more likely than not that all of the Company's deferred tax assets will be realized. Management believes anticipated future taxable income, including but not limited to the reversal of existing temporary differences and implementation of tax planning strategies, if needed, will be sufficient to allow the future realization of its deferred tax assets at September 30, 1997.
     At September 30, 1997, the Company had cumulative regular net operating loss carryforwards of approximately $350 million, which may be carried forward and expire at various dates through the year 2012. At September 30, 1997, AMT net operating losses of approximately $131 million are available to be carried back or carried forward. It is estimated that approximately $26 million of the AMT net operating loss will be carried back to Fiscal 1996. The remaining AMT net operating loss of $105 million may be carried forward through the year 2012. At September 30, 1997, AMT credits of approximately $5 million for tax purposes are expected to be refunded (during fiscal 1998) as a result of the AMT net operating loss carry back and approximately $4 million may be carried forward indefinitely to be applied against regular tax.
     A reconciliation of income tax provision (benefit) to the amount computed by applying the statutory Federal income tax rates to the income (loss) before taxes follows (dollars in millions):

                                                           Year Ended September 30,
                                       -------------------------------------------------------------------------------------
                                                        1997                         1996                               1995
                                       ---------------------       ----------------------            -----------------------
                                               Percentage of                Percentage of                      Percentage of
                                                 Loss before                Income before                      Income before
                                                      income                       income                             income
                                        Amount         taxes       Amount           taxes            Amount            taxes
                                       ------- -------------       ------   -------------            ------    -------------
Federal statutory income tax          $ (42.5)         (35)%      $   7.0             35%           $  38.5             35 %
State income taxes - net of
 Federal benefit                         (4.6)          (4)           1.4              7                6.6              6
Reduction in valuation allowance            -            -              -              -              (75.3)           (68)
Other                                       -            -           (0.1)             -                6.0              5
                                       ------          -----       ------             ---            ------            -----
Total income tax provision (benefit)  $ (47.1)         (39)%      $   8.3             42%           $ (24.2)           (22)%
                                       ======          =====       ======             ===            ======            =====


9.  Long-Term Debt

Long-term debt consists of the following:

                                                                    September 30,
                                                                   ----------------
In millions                                                          1997    1996
                                                                   ------    ------
Revolving Credit Facility (a)                                     $     -   $     -
Trade Receivables Facility (b)                                       47.0         -
Senior Notes, 9.75%, due June 2007 (c)                              225.0         -
Senior Notes, 11.5%, due May 2001 (d)                                   -     179.7
Pollution control and industrial revenue bonds,
    interest at 5.7% to 8.3%, due at various dates to 2008 (e)       11.6      11.6
Capital lease obligations, interest at 7.6% to 11.8%, due at
    various dates to 2002 (f)                                        12.6      16.2
Other senior debt, interest at 6.5% to 9.0%, due at various
    dates to 1999                                                    15.6      22.6
                                                                   ------    ------
       Total senior debt                                            311.8     230.1
Senior Subordinated Discount Debentures, 12.75%, due
    May 2005 (g)                                                    404.3     404.3
                                                                   ------    ------
       Total debt                                                   716.1     634.4
Less current maturities                                             (14.4)    (11.3)
                                                                   ------    ------
       Total                                                      $ 701.7   $ 623.1
                                                                   ======    ======

    Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $14.4, $8.7, $5.8, $4.1 and $0.1, respectively.
    (a) At September 30, 1997, the Company's bank credit agreement (the Bank Credit Agreement) was comprised of a $175 million revolving credit facility due in June 2000 (the Revolving Credit Facility) and a $3.8 million standby letter of credit facility maturing in April 1999 (the L/C Facility). In Fiscal 1997, the Bank Credit Agreement was amended to permit the refinancing of the Old Notes (see Note 3) and to modify certain financial covenants allowing the Company greater financial flexibility. The Company is required to maintain and is in compliance with certain financial covenants including tests for current ratio, minimum net worth and minimum interest coverage. The level of the Company's annual capital expenditures is also limited by the Bank Credit Agreement.
    All obligations under the Bank Credit Agreement are secured by liens on substantially all of the Company's assets. In connection with a trade receivables-backed revolving credit facility, the Company sells on an ongoing basis substantially all of its accounts receivable to a wholly owned, special purpose subsidiary, and such accounts receivable are not subject to a lien under the Bank Credit Agreement (see (b) below).
    The Revolving Credit Facility provides the ability to borrow funds and to repay such funds in whole or in part from time to time without incurring any prepayment penalty. Up to $30 million of letters of credit, which reduce the facility by a like amount, may be issued under this agreement. At

September 30, 1997, no amounts were outstanding under the Revolving Credit Facility, $158.9 million of credit was available and $6.1 million of letters of credit were outstanding. The highest outstanding principal balance under the facility during Fiscal 1997 was $18.0 million, and the weighted average interest rate was 8.8 percent. A commitment fee of 0.375 percent per year is paid on the unused portion of the facility.
    The L/C Facility provides for standby letter of credit loans which are incurred only in the event that the standby letters of credit are drawn due to nonpayment of principal or interest on certain debt instruments, which are secured by these standby letters of credit. The standby letter of credit commitment is permanently reduced periodically to reflect principal repayments. The Company has the right to prepay the standby letter of credit loans in whole or in part from time to time without incurring any prepayment penalty. A fee of 2.75 percent per annum is payable on outstanding letters of credit under both the Revolving Credit Facility and the L/C Facility.
    The Company has various interest rate options for Bank Credit Agreement borrowings based on one or a combination of the following three rates: (i) prime rate loans at the prime rate in effect from time to time plus a borrowing margin of 1.5 percent per annum, (ii) certificate of deposit (CD) rate loans at the relevant CD rate plus a borrowing margin of 2.625 percent per annum, or (iii) Eurodollar rate loans at the relevant Eurodollar rate plus a borrowing margin of 2.5 percent per annum. The Company has the option of incurring Eurodollar and CD rate loans for 30, 60, 90, 120 or 180-day periods. Interest is payable monthly.

    (b) In September 1993, the Company established a wholly owned, special purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) due in July, 2000.
By mutual agreement with the lenders, the Company has the ability annually to extend the term by one year. In accordance with the provisions of this program, GRC purchases (on an on-going basis) substantially all of the accounts receivable of the Company. GRC transfers the accounts receivable to a trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the assets of GRC. In the event of liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.
    GRC has various interest rate options for Trade Receivable Facility borrowings based on one or a combination of the following two rates: (i) prime rate loans at the higher of (a) the prime rate in effect from time to time or
(b) the Federal Funds Rate plus 0.5 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.75 percent per annum. Interest is payable monthly. GRC is obligated to pay a commitment fee of
0.5 percent per annum on the unused credit available under the Trade Receivable Facility. Credit availability under the Trade Receivable Facility is based on a borrowing base formula (as defined). As a result, the full amount of the facility may not be available at all times. At September 30, 1997, $47.0 million was outstanding under the Trade Receivable Facility and $5.6 million of credit was available to GRC pursuant to the borrowing base formula. The highest outstanding principal balance under the Trade Receivable Facility during Fiscal 1997 was $54.0 million and the weighted average interest rate was 6.5 percent. At September 30, 1997 and 1996, the Company's consolidated balance sheet included $85.2 million and $91.8 million, respectively, of accounts receivable sold to GRC.

    (c) In June 1997, the Company issued $225.0 million aggregate principal amount of 9 3/4% Senior Notes Due 2007 (the New Notes). The New Notes are general unsecured obligations of the Company and rank pari passu in right of payment to all senior indebtedness of the Company, including indebtedness under the Bank Credit Agreement, and rank senior in right of payment to the Subordinated Discount Debentures (as defined below). Indebtedness under the Bank Credit Agreement, however, is secured by liens on substantially all of the assets of the Company. Interest on the New Notes is payable semiannually on June 15 and December 15. The New Notes will mature on June 15, 2007 and are subject to redemption on or after June 15, 2002 at the option of the Company, in whole or in part, at declining redemption prices commencing at
104.875 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005 and thereafter, plus accrued interest to the date of redemption. In addition, prior to June 15, 2000, the Company, at its option, may redeem up to 33 percent of the aggregate principal amount of the New Notes originally issued with the net cash proceeds of one or more equity offerings (as defined) at the redemption prices described above, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least $100.0 million aggregate principal amount of the New Notes remain outstanding after any such redemption.
    Upon the occurrence of a change of control (as defined) each holder of the New Notes has the right to require the Company to repurchase such holder's New Notes at a price equal to 101 percent of the principal amount, plus accrued interest to the date of the repurchase. In addition, the Company will be required to make an offer to repurchase the New Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.

    (d) In June 1997, the Company redeemed all of the outstanding 11 1/2% Senior Notes Due 2001 pursuant to their terms (see Note 3).


    (e) The pollution control and industrial revenue bonds were assumed by the Company from Crown Zellerbach Corporation (Crown Zellerbach). The Company also acquired a note receivable from Crown Zellerbach for an amount and with terms identical to those of the bonds. At September 30, 1997 and 1996, such note receivable was approximately $9.7 million and $11.6 million, respectively, and was classified as "Other assets."

    (f) Commencing in Fiscal 1995, in conjunction with the $250 million capital expenditure program, the Company entered into various capital leases with a cumulative aggregate value of approximately $31.3 million to finance equipment at its converting facilities. The capital leases had initial terms ranging from five to seven years. The capital leases contain certain covenants which are standard for these types of obligations, but do not contain any operating or financial covenants.

    (g) In May 1993, the Company issued approximately $434.2 million aggregate principal amount (approximately $300 million of gross proceeds) of 12 3/4% Senior Subordinated Discount Debentures Due 2005 (the Subordinated Discount Debentures). The Subordinated Discount Debentures are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company. The Subordinated Discount Debentures were issued at approximately 69 percent of their principal amount. Commencing May 15, 1996, interest will accrue until maturity on the Subordinated Discount Debentures at the rate of 12.75 percent per annum. Interest on the Subordinated Discount Debentures is payable semiannually on May 15 and November 15, commencing November 15, 1996. The Subordinated Discount Debentures will mature on May 15, 2005 and are subject to redemption on or after May 15, 1998 at the option of the Company, in whole or in part, at declining redemption prices commencing at 106.38 percent of the principal amount and declining to 100 percent of the principal amount at May 15, 2003 and thereafter, plus accrued interest to the date of redemption. During
Fiscal 1996, the Company repurchased on the open market and retired approximately $29.9 million principal amount of the Subordinated Discount Debentures (see Note 3).
    Upon the occurrence of a change of control (as defined), each holder of the Subordinated Discount Debentures has the right to require the Company to repurchase such holder's Subordinated Discount Debentures at a price equal to 101 percent of the principal amount thereof, plus accrued interest to the date of repurchase. In addition, the Company will be required to make an offer to repurchase the Subordinated Discount Debentures at 100 percent of the principal amount, or accreted value thereof, plus accrued interest to the date of repurchase, in the event of certain asset sales.

The Company has various restrictions under (a), (c) and (g) which limit, among other things, its ability to (i) incur additional obligations for money borrowed, (ii) incur certain liens on the Company's assets, (iii) make capital expenditures, (iv) incur guarantees, (v) acquire the assets or capital stock of other businesses, (vi) dispose of any material assets constituting collateral, (vii) make any voluntary prepayments of any indebtedness for money borrowed, (viii) pay, declare, or distribute dividends on or repurchase its capital stock or warrants and (ix) enter into certain transactions with affiliates.

10. Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

                                                           September 30,
                                                       ------------------
In millions                                               1997       1996
                                                       -------    -------
CURRENT
Accrued salaries and wages                            $   24.6   $   27.0
Other                                                     36.8       39.9
                                                       -------    -------
     Total current                                        61.4       66.9
                                                       -------    -------
LONG-TERM
Accrued acquisition restructuring costs                    0.9        1.3
Accrued pension expense                                   18.9       17.3
Casualty insurance liabilities                             1.3        3.4
Other                                                      5.2        7.1
                                                       -------    -------
    Total long-term                                       26.3       29.1
                                                       -------    -------
          Total                                       $   87.7   $   96.0
                                                       =======    =======

11. Preferred Stock
The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 12) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. The Company's Certificate of Incorporation prohibits the issuance of non-voting preferred stock.

12. Common Stock
At September 30, 1997 and 1996, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $.0001 per share (Class
A Common Stock), of which 54,573,164 shares and 54,270,011 shares were issued, respectively, and 53,026,961 shares and 52,688,233 shares were outstanding, respectively.
    At September 30, 1997 and 1996, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $.0001 per share (Class B Common Stock and together with the Class A Common Stock, the Common Stock), of which no shares were issued and outstanding. On July 31, 1995, all of the Company's 5,250,082 then outstanding shares of Class B Common Stock automatically converted into an equal number of shares of Class A Common Stock.
    The Company has outstanding Warrants to obtain one share of Class A Common Stock per Warrant. At the time the Company issued the Warrants it also issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock, except upon the occurrence of certain votes (as defined).
    In June 1995, the Company redeemed 25 percent of its 31,845,533 outstanding Warrants, and subsequently, a portion of the remaining Warrants were exchanged pursuant to a "Special Exercise on July 31, 1995." As a result, a total of 13,836,754 Warrants were exchanged for Class A Common Stock in Fiscal 1995.
    The remaining 18,008,701 Warrants became exercisable on July 31, 1996 and expire on November 2, 2002. Each Warrant is exercisable into one share of Class A Common Stock at an exercise price of $.0001 per Warrant, which amount was paid with a portion of the consideration received from exchanging noteholders and is non-refundable. The Company will have the option to redeem any or all of the unexercised Warrants for one share of Class A Common Stock or for cash at any time at $16.65 per share.
    In June 1995, the Company's Board of Directors adopted a stockholder Rights Agreement that provides for the distribution of one Preferred Share Purchase Right on each share of Class A Common Stock. Generally, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In that event, each right becomes exercisable to purchase one one-hundredth of a share of junior participating preferred stock for $50. If 15 percent of the outstanding Class A Common Stock is acquired, each right (other than the rights held by the acquiring person) becomes exercisable to purchase, for $50, shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company for $0.0001 per right at any time prior to the date on which 15 percent or more of the Class A Common Stock is acquired.
    In the third quarter of Fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6,000,000 shares of Class A Common Stock and canceled a February 1989 authorization for the repurchase of up to 500,000 shares of Class A Common Stock. During Fiscal 1996, the Company repurchased 1,570,500 shares of Class A Common Stock and may repurchase additional shares from time to time on the open market. No shares were repurchased in Fiscal 1997. Shares repurchased under the program are held as treasury stock. At September 30, 1997, and 1996, 1,546,203 shares and 1,581,778 shares, respectively, of Class A Common Stock were held as treasury stock.
    In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) for the purchase of shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During Fiscal 1997, Fiscal 1996 and Fiscal
1995 the Company issued 35,575 shares, 35,725 shares and 35,975 shares, respectively, of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.
    The Company neither declared nor paid dividends on its Common Stock during Fiscal 1997, Fiscal 1996 or Fiscal 1995. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 1997, the Company was prohibited from declaring or paying cash dividends on its Common Stock, except under certain limited circumstances (see Note 9).

13. Stock Option Plans
The Company maintained three stock-based plans during Fiscal 1997 pursuant to which stock options may be granted: (i) the 1989 Long-Term Incentive Plan (the 1989 Plan), (ii) the 1987 Key Employee Stock Option Plan (the 1987 Plan) and
(iii) the 1997 Long-Term Incentive Plan (the 1997 Plan).
    The Company has adopted the disclosure-only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation" (FAS No.
123). FAS No. 123 requires pro forma recognition of compensation expense for stock options based on the fair value of the options at the date of grant.
Pro forma compensation expense for stock options granted in Fiscal 1997 and Fiscal 1996, computed in a manner consistent with the provisions of FAS No. 123, would have reduced the Company's net earnings and earnings per share by de minimus amounts (less than $0.01 per share).
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 1997 and Fiscal 1996: expected volatility of 55 percent; risk-free interest rate of 6.0 percent; and expected lives of 5.0 years.
    1989 Plan - The 1989 Plan authorizes the Company to grant options (including both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and nonqualified stock options), stock appreciation rights, stock indemnification rights, restricted stock and performance awards to officers and key employees. The Company has granted only nonqualified stock options and restricted stock under the 1989 Plan. At September 30, 1997, the Company was authorized to issue 2,279,833 shares of Class A Common Stock, and had outstanding nonqualified stock options covering 1,275,308 shares of Class A Common Stock at exercise prices from $2.56 per share to $11.63 per share. During Fiscal 1997, the Company granted nonqualified stock options under the 1989 Plan covering
325,000 shares of Class A Common Stock (32,000 of which have been forfeited) at exercise prices ranging from $5.88 per share to $9.63 per share. In general, the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

    At September 30, 1997, options to purchase 890,143 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $11.63 per share were exercisable, 383,782 options had been exercised and 51,718 shares were available for future grants under the 1989 Plan.
    At September 30, 1997, the Company had granted 627,200 restricted shares of Class A Common Stock (58,175 of which have been forfeited) under the 1989
Plan. Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. During Fiscal 1997, the Company awarded 63,000 restricted shares of Class A Common Stock (none of which have been forfeited). As to the restricted shares granted during Fiscal 1997, 5,000 shares, 25,000 shares, 13,000 shares, and 20,000 shares will become 100 percent vested in fiscal 1998, fiscal 1999, fiscal 2000, and fiscal 2002 respectively. As to 506,025 restricted shares granted prior to Fiscal 1997, 459,425 shares were 100 percent vested at September 30, 1997 and 15,600 shares, 21,000 shares and 10,000 shares will become 100 percent vested in fiscal 1998, fiscal 1999 and fiscal 2001, respectively.
    1987 Plan - The 1989 Plan superseded the 1987 Plan under which no additional options may be granted except for shares of Class A Common Stock which become available after September 30, 1988 due to expiration, termination without exercise, unexercisability or forfeiture of any option granted under the 1987 Plan. The 1987 Plan was terminated according to its terms in Fiscal 1997. The Company has reserved 854,467 shares of Class A Common Stock in connection with grants under the 1987 Plan. At September 30, 1997, the Company had outstanding nonqualified stock options under the 1987 Plan covering
395,657 shares of Class A Common Stock at exercise prices ranging from $3.63 per share to $8.94 per share. During Fiscal 1997, the Company granted nonqualified stock options under the 1987 Plan covering 15,000 shares of Class A Common Stock (none of which have been forfeited) at exercise prices ranging from $6.13 per share to $8.94 per share. The options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant so long as the optionee remains continuously in the employ of the Company or one of its subsidiaries; provided, however, that 100 percent of such options will vest immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
    At September 30, 1997, options to purchase 365,657 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.38 per share were exercisable and 13,332, 11,669 and 4,999 options will become exercisable in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. At September 30,
1997, options for 457,132 shares had been exercised.
    1997 Plan - The 1997 Plan provides for grants of stock options, stock appreciation rights in tandem with options, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and key employees of the Company and its subsidiaries.
    The Company has reserved 2,000,000 shares of Class A Common Stock for issuance pursuant to the 1997 Plan. At September 30, 1997, no stock options had been granted under the 1997 Plan.
    Director Option Plan - An Outside Director Option Plan (the Director Option Plan authorized grants of stock options to each director who was not an employee of the Company in lieu of all or some specified portion of certain cash fees. The Director Option Plan was terminated on September 26, 1991.
    The Company has reserved 115,700 shares of Class A Common Stock in connection with grants under the Director Option Plan. In the aggregate, the Company granted options on 121,000 shares (5,300 of which have been forfeited) of Class A Common Stock at exercise prices of $3.50 and $12.50 per share in lieu of $220,000 of cash fees payable with respect to fiscal 1991 and fiscal 1990.
    At September 30, 1997, options to purchase 59,000 shares of Class A Common Stock at exercise prices of $3.50 and $12.50 per share were outstanding and exercisable and options for 56,700 shares had been exercised under the Director Option Plan.

The following table details stock option activity (excluding restricted stock) for Fiscal 1997, Fiscal 1996 and Fiscal 1995:

                                       Stock Options           Exercise Price
                                       -------------           --------------
Balance at September 30, 1994              1,893,103           $1.24 - $12.50
     Grants during Fiscal 1995               294,000           $8.00 - $11.63
     Exercises                              (306,648)          $1.24 - $ 4.25
     Cancellations                           (40,785)          $1.24 - $ 8.63
                                       -------------
Balance at September 30, 1995              1,839,670           $1.24 - $12.50
     Grants during Fiscal 1996                45,000           $7.31 - $ 9.00
     Exercises                              (122,981)          $1.24 - $ 8.63
     Cancellations                           (52,936)          $2.56 - $10.88
                                       -------------
Balance at September 30, 1996              1,708,753           $1.24 - $12.50
     Grants during Fiscal 1997               340,000           $5.88 - $ 9.63
     Exercises                              (244,953)          $1.24 - $ 5.25
     Cancellations                           (73,835)          $2.56 - $11.63
                                       -------------
Balance at September 30, 1997              1,729,965           $2.56 - $12.50
                                       =============

Additional information regarding options outstanding as of September 30, 1997 is as follows:

                      Options Outstanding                       Options Exercisable
                 --------------------------------------      -------------------------
                         Weighted Average      Weighted                       Weighted
                                Remaining       Average                        Average
Range of              Number  Contractual      Exercise           Number      Exercise
Exercise Prices  Outstanding  Life (years)        Price      Exercisable         Price
---------------  -----------  -----------     ---------      -----------      --------
$2.56 -  $3.75     1,089,599       4.04          $ 3.43       1,089,599         $ 3.43
$4.00 -  $5.88        33,000       7.04          $ 5.12          23,000         $ 4.79
$6.13 -  $8.38       316,000       9.04          $ 7.02          20,001         $ 7.95
$8.63 - $12.50       291,366       7.44          $10.51         182,200         $10.73
                 -----------  ---------       ---------      ----------       --------
$2.56 - $12.50     1,729,965       5.59          $ 5.31       1,314,800         $ 4.54
                 ===========  =========       =========      ==========       ========

The following table details restricted stock activity for Fiscal 1997, Fiscal 1996 and Fiscal 1995:

                                                             Restricted Stock
                                                             ----------------
Balance at September 30, 1994                                         437,525
     Issued during Fiscal 1995                                         47,800
     Cancellations                                                     (7,050)
                                                             ----------------
Balance at September 30, 1995                                         478,275
     Issued during Fiscal 1996                                         42,100
     Cancellations                                                     (9,550)
                                                             ----------------
Balance at September 30, 1996                                         510,825
     Issued during Fiscal 1997                                         63,100
     Cancellations                                                     (4,800)
                                                             ----------------
Balance at September 30, 1997                                         569,125
                                                             ================

14. Leases
The Company has capital leases for certain equipment and leasehold improvements included in "Property - net." The present value of future minimum lease payments relating to these assets are capitalized based on the lease contract provisions. Capitalized amounts are amortized over either the term of the lease or the normal depreciable lives of the assets. All other leases are defined as operating leases. Lease payments related to operating leases are charged to expense as incurred.

Future minimum lease payments at September 30, 1997 are as follows (in millions):

                                                      Operating      Capital
Fiscal Year                                              Leases       Leases
                                                      ---------    ---------
1998                                                  $    11.2    $     5.0
1999                                                        8.6          4.8
2000                                                        7.1          3.3
2001                                                        5.9          1.7
2002                                                        5.6           -
2003 and thereafter                                        23.2           -
                                                      ---------    ---------
     Total future minimum lease payments              $    61.6         14.8
                                                      =========
          Less interest                                                  2.2
                                                                   ---------
     Present value of future minimum lease payments                $    12.6
                                                                   =========

    Rent expense for Fiscal 1997, Fiscal 1996 and Fiscal 1995 was $13.8 million, $11.4 million and $11.7 million, respectively.

15. Employee Benefit Plans
Pension Plan - The Company has a noncontributory defined benefit pension plan covering substantially all employees who are age 21 or older and have one or more years of service. Pension benefits provided for certain union hourly employees are established pursuant to the collective bargaining agreements in effect with their respective unions. For hourly employees the normal retirement benefit is determined by multiplying years of benefit service by a dollar amount benefit factor separately determined for each bargaining unit. For salaried employees, the plan generally provides a normal retirement benefit equal to the greater of the benefit accrued at June 30, 1987 or 1.0 percent of final average earnings (as defined) multiplied by years of credited service before January 1, 1994 plus 1.25 percent of final average earnings multiplied by years of credited service after January 1, 1994 less 1.0 percent of primary Social Security benefits for each year of credited service. The Company has an excess benefit plan covering certain designated employees of the Company whose earned pension benefits would otherwise be restricted by maximum benefit limitations imposed by Internal Revenue Service regulations.
    In Fiscal 1996, the Company recorded a $5.2 million charge for pension costs associated with the staff reduction program which will reduce future administrative and overhead costs (see Note 2). In Fiscal 1995, the Company recorded a $5.4 million charge for costs associated with an early retirement option accepted by certain hourly employees of the Antioch mill which was designed to reduce future unit labor costs.

The components of net periodic pension cost follow:


                                         Year Ended September 30,
                                        --------------------------
In millions                               1997      1996      1995
                                        ------    ------    ------
Service cost                           $   4.1   $   4.5   $   3.6
Interest cost                             10.5       9.8       8.5
Return on plan assets                    (35.9)    (19.7)    (17.9)
Net amortization and deferral             25.6      10.5       9.7
Staff reduction program                     -        5.2        -
Antioch mill early retirement               -         -        5.4
                                        ------    ------    ------
     Net pension cost                  $   4.3   $  10.3   $   9.3
                                        ======    ======    ======

Assumptions used to develop the net periodic pension costs were:

                                                 Year Ended September 30,
                                                 -------------------------
                                                  1997      1996      1995
                                                 -----     -----     -----
Discount rate                                     7.5%      7.5%      8.0%
Expected rate of return on plan assets            9.0%      9.0%      9.0%
Expected rate of salary increases                 5.0%      5.0%      5.0%

The status of the pension plan follows:

                                                               September
                                                          ----------------
In millions                                                 1997      1996
                                                          ------    ------
Actuarial present value of benefit obligations:
     Vested                                              $ 125.2   $ 121.3
     Nonvested                                               7.1       8.9
                                                          ------    ------
     Accumulated benefit obligation                        132.3     130.2
     Effect of salary progression                           14.0       9.8
                                                          ------    ------
     Projected benefit obligation                          146.3     140.0
Plan assets at market value (primarily government
 securities, corporate bonds and common stocks)           (154.1)   (126.7)
                                                          ------    ------
Plan assets less than (in excess of) projected
 benefit obligation                                         (7.8)     13.3
Unrecognized net gain                                       27.6       2.1
Prior service benefit not yet recognized in net
 periodic pension cost                                      (2.7)     (2.6)
                                                          ------    ------
Accrued pension liability                                $  17.1   $  12.8
                                                          ======    ======

    The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA.

    Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a Director of the Company) and Warren J. Hayford (Former Vice Chairman and a Director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992 and is receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering seven current or retired officers provides annual retirement payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last seven years prior to retirement, less primary Social Security and any amounts received under the Company's pension plan. Benefits are reduced for early retirement.
    At September 30, 1997 and 1996, the actuarial present value of projected benefit obligations for the supplemental retirement income payments described above was approximately $11.5 million and $10.2 million, respectively. At September 30, 1997, the actuarial present value of accumulated benefit obligations exceeded the accrual for the vested portion of the obligations and the Company recognized a minimum pension liability adjustment of $3.0 million and a corresponding reduction to stockholders' equity of $1.5 million.
Funding for the supplemental retirement income payments is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. Required supplemental annual retirement income payments will be made from general corporate funds.

The components of net periodic pension cost for the supplemental retirement income payments follow:

                                                      Year Ended September 30,
                                                    --------------------------
In millions                                           1997      1996      1995
                                                    ------    ------    ------
Service cost                                       $   0.6   $   0.5   $   0.2
Interest cost                                          0.8       0.6       0.4
Net amortization and deferral                          0.2       0.2       0.2
                                                    ------    ------    ------
     Net pension cost                              $   1.6   $   1.3   $   0.8
                                                    ======    ======    ======

Assumptions used to develop the net periodic pension costs were:
     Discount rate                                    7.5%      7.5%      8.0%
     Expected rate of salary increases                5.0%      5.0%      5.0%

    Post-retirement Benefits Other Than Pensions - In connection with the acquisition of certain of its facilities, the Company assumed a liability for providing post-retirement medical coverage to age 65 for 96 salaried employees who elected to take early retirement prior to June 30, 1987. In addition, the Company has obligations to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at four of its facilities.
    The net post-retirement benefit cost for Fiscal 1997, Fiscal 1996 and Fiscal 1995 was $0.4 million, $1.6 million and $0.3 million, respectively.
The benefit cost for Fiscal 1996 includes a charge of $1.1 million for post-retirement medical costs for retirees related to the staff reduction program (see Note 2). The Company funds benefit costs on a pay-as-you-go basis, and, for Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company made benefit payments of approximately $0.5 million, $0.7 million and $0.5 million, respectively.

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheets:

                                                                 September 30,
                                                                 -------------
In millions                                                       1997    1996
                                                                 -----   -----
Actuarial present value of post-retirement benefits:
Retirees                                                        $  3.3  $  3.2
Fully eligible active plan participants                            0.7     1.3
Other active plan participants                                     0.4     0.3
                                                                 -----   -----
     Accumulated post-retirement benefit obligation                4.4     4.8
Plan assets at market value                                         -        -
                                                                 -----   -----
     Accumulated post-retirement benefit obligation                4.4     4.8
Unrecognized net loss                                             (1.0)   (1.2)
                                                                 -----   -----
Accrued post-retirement benefit obligation                      $  3.4  $  3.6
                                                                 =====   =====

    The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1997 was 7.0 percent in 1998 declining to 6.0 percent in 1999 and thereafter. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation at September 30, 1996 was 8.0 percent in 1997 declining 1.0 percent per year to 6.0 percent in 1999 and thereafter. The discount rate used in determining the accumulated post-retirement benefit obligation at September 30, 1997 and 1996 was 7.5 percent. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated post-retirement benefit obligation at September 30, 1997 would be increased by approximately $0.2 million or 5 percent. The effect of this change on the sum of the service cost and interest cost components of net periodic post-retirement benefit costs would be an increase of approximately 1 percent.

    Savings Plan - In October 1987, the Company established a defined contribution retirement savings plan (Section 401K Plan) covering substantially all salaried employees of the Company subject to certain service requirements for different aspects of participation. The Section 401K Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. Prior to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 50 percent of the participant's contribution up to a maximum of 2 percent of the participant's compensation. Subsequent to January 1, 1994, the Company contributed to each participant's plan account an amount equal to 75 percent of the participant's contribution up to a maximum of 3 percent of the participant's compensation. The Company may also make additional discretionary contributions to the Section 401K Plan. For Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company's cost relating to the Section 401K Plan was $1.6 million, $5.1 million and $1.6 million, respectively. The Company's cost for Fiscal 1996 includes $3.5 million for deferred profit sharing contributions.

16. Commitments and Contingencies
The Company has various agreements which provide for the purchase at market prices of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage.
    The Company has a commitment to sell electricity from its cogeneration facility to a utility through 2013. The Company does not intend to terminate this contract; however, if terminated, penalties of approximately $6.8 million could be imposed.
    The Company has an agreement to sell at market prices approximately 130,000 tons per year (subject to annual adjustments, as defined) of unbleached kraft paper to S&G Packaging. The agreement expires five years after the Company no longer has an ownership interest in S&G Packaging.
    The Company has an agreement to purchase at market prices, through 2004, approximately 24,000 tons per year of containerboard from Newark Group Industries, Inc.
    The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:
    The Company and certain of its officers and directors have been named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. On January 10, 1996, the court dismissed both counts with prejudice, and the plaintiff appealed. On September 29, 1997, the Illinois Court of Appeals affirmed, in all respects, dismissal of the complaint. Plaintiff's appeal of that decision to the Illinois Supreme Court is pending. A similar lawsuit, based on the same factual allegations, but alleging violations of Federal securities laws and filed in the United States District Court for the Northern District of Illinois, was voluntarily dismissed by the same plaintiff in July 1993. The Company believes that after investigation of the facts the allegations in the complaint are without merit, and the Company is vigorously defending the decision on appeal.
    On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the state of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that the Company's stockholder Rights Agreement (as defined), adopted on June 12, 1995, amendments to the Company's charter and by-laws, adopted on July 21, 1995, and a redemption of Warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. On December 19, 1996, the Delaware Chancery Court denied the Company's motion to dismiss the complaint in its entirety. The case is now in the discovery stage. The Company believes that, after investigation of the facts, the allegations are without merit and is defending itself vigorously.
    On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana state action.
    On May 21, 1996, the Louisiana state court established a Plaintiff's Liaison Committee (PLC) to coordinate and oversee the consolidated cases on behalf of plaintiffs. On June 26, 1996 the PLC and defendants agreed to a Case Management Order (CMO) that was subsequently entered by the Court. Pursuant to the CMO, the plaintiffs filed a single Consolidated Master
Petition against Gaylord Chemical Corporation, the Company and twenty-one other defendants. In the Consolidated Master Petition all claims against individual defendants (including the officers of Gaylord Chemical Corporation and the Company) were dropped. The Consolidated Master Petition includes substantially all of the claims and theories asserted in the prior lawsuits, including negligence and strict liability, as well as several claims of statutory liability. Compensatory and punitive damages are sought. The Company and its subsidiaries are vigorously contesting all of these claims.
    On July 15, 1996 the Louisiana state court certified these consolidated actions as a single class action. The class was tentatively defined to include all those persons or entities who claim to have been injured as a result of the October 23, 1995 accident. On March 27, 1997, the Louisiana Court of Appeal for the First Circuit reversed the trial court's order granting class certification, defining the class, approving class notice, requiring all notice forms be notarized and appointing the plaintiffs' attorneys to the PLC. The Court of Appeal ordered the trial court to conduct a new class certification hearing to allow additional evidence on the adequacy of class representatives and class counsel and instructed the trial court to create a concise geographic definition of the class of individuals allegedly impacted. Finally, the Court of Appeal instructed the trial judge to approve a new class notice form that permits the use of notice of claim forms and/or proof of claim forms only after a determination of liability, if any. The Louisiana Supreme Court declined to review that decision. On May 23, 1997, the trial court reappointed the PLC with several new members. On
June 20, 1997, a second CMO was entered by the court. Pursuant to this second CMO, a Second Consolidated Amended Master Petition (SCAMP) was filed on June, 20 1997. The SCAMP includes substantially all the claims and theories asserted in the original Consolidated Master Petition. No officers of Gaylord Chemical Corporation or the Company are named as defendants in the SCAMP. Pursuant to the second CMO, the status of all lawsuits pending before the filing of the SCAMP, some of which name officers of Gaylord Chemical Corporation or the Company as defendants, will be determined by the trial court after class certification. Following a hearing held in July, August and September, 1997 the trial court certified a class on November 10, 1997. The class consists of allegedly injured parties in the city of Bogalusa, parts of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike Counties in Mississippi. Defendants have filed supervisory writs with the Court of Appeal challenging the trial court's class certification ruling. Those writs are currently pending.
    In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in eleven actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. Included among these cases are eleven actions which purport to be on behalf of over 11,000 individuals. These cases are not filed as a class action but have been consolidated before a single judge in Hinds County, Mississippi. All of these cases seek to allege claims similar to those in the Louisiana state court. To date, discovery in these consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. The Company and Gaylord Chemical Corporation are vigorously contesting these claims.
    The Company and Gaylord Chemical Corporation maintain insurance and have filed separate suits seeking a declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court with the liability cases. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights. The primary carrier and the nine excess level insurers moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of a pollution exclusion contained in these policies. On November 20, 1997, the trial court denied all of the motions.
    The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

17. Fair Value of Financial Instruments
The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments at September 30, 1997, and 1996 are as follows:

                                    September 30, 1997      September 30, 1996
                                    -------------------    -------------------
                                              Estimated              Estimated
                                    Carrying       Fair    Carrying       Fair
In millions                           Amount      Value      Amount      Value
                                    --------  ---------    --------  ---------
Assets
     Cash and equivalents            $   6.1 $      6.1    $   39.2  $    39.2
     Trade receivables                 100.6      100.6       111.0      111.0
     Long-term notes receivable          9.9       10.3        11.9       12.5
Liabilities
     Trade payables                     65.2       65.2        60.8       60.8
     Senior and subordinated notes     629.3      666.3       584.0      642.4
     Capital lease obligations          12.6       12.6        16.2       16.2
     Other senior debt                  74.2       74.7        34.2       34.7

    Cash and equivalents, trade receivables, trade payables and capital lease obligations - The carrying amount of these items are a reasonable estimate of their fair value.
    Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers.
    Long-term notes receivable and other senior debt - Interest rates that are currently available to the Company for similar terms and remaining maturities are used to estimate fair value.
    The fair value estimates presented herein were based on pertinent information available to the Company at September 30, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
    The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

18. Supplemental Cash Flow Disclosures
The balance sheet effects of non-cash transactions which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures are as follows:

                                                 Year Ended September 30,
                                             --------------------------------
In millions                                    1997        1996          1995
                                             ------      ------       -------
Cash paid for interest expense              $  79.5     $  28.6      $   35.5
Cash paid for income taxes                      1.9         5.6           2.5
Supplemental schedule of non-cash investing
 and financing activities:
     Property additions                         2.4         5.6          45.1
     Increase in total debt                     0.8         5.6          45.1
     Increase in accrued and other liabilities  1.6          -             -
     Write-off of deferred financing fees       2.8         1.5            -


19. Quarterly Data (Unaudited)

                                                            Quarter
                                               -------------------------------------
In millions, except per share data               1st       2nd       3rd       4th       Year
                                               -------   -------   -------   -------   --------
Fiscal 1997
Net sales                                      $ 195.6   $ 192.4   $ 189.4   $ 181.9    $ 759.3
Gross margin                                      21.4      12.3       9.4      (1.1)      42.0
Loss before extraordinary item                    (9.7)    (18.5)    (19.9)    (26.2)     (74.3)
Extraordinary loss                                 -         -        (7.7)       -        (7.7)
Net loss                                          (9.7)    (18.5)    (27.6)    (26.2)     (82.0)
Earnings per common and common equivalent share:
     Loss before extraordinary item              (0.18)    (0.35)    (0.38)    (0.49)     (1.40)
     Extraordinary loss                            -         -       (0.15)       -       (0.15)
     Net loss                                    (0.18)    (0.35)    (0.53)    (0.49)     (1.55)
Weighted average common and common
     equivalent shares outstanding                52.7      52.8      52.8      53.0       52.8
Common stock price (AMEX)          - High       8 7/16     7 1/4     8 5/8    10 1/8     10 1/8
                                   - Low         6 1/8    6 1/16     5 1/2    7 9/16      5 1/2
Warrant price (AMEX)               - High        8 1/4     7 1/4     8 3/8     9 3/4      9 3/4
                                   - Low         6 1/8     6 1/8     5 5/8         8      5 5/8
Fiscal 1996
Net sales                                      $ 253.8   $ 219.3  $  225.5   $ 223.4    $ 922.0
Gross margin                                      74.8      45.2      43.8      42.0      205.8
Income (loss) before extraordinary item           19.1       1.2       0.1      (8.6)      11.8
Extraordinary loss                                (2.6)      -         -        (0.6)      (3.2)
Net income (loss)                                 16.5       1.2       0.1      (9.2)       8.6
Earnings per common and common equivalent share:
     Income (loss) before extraordinary item      0.35      0.02      0.00     (0.16)      0.22
     Extraordinary loss                          (0.05)      -         -       (0.01)     (0.06)
     Net income (loss)                            0.30      0.02      0.00     (0.17)      0.16
Weighted average common and common
     equivalent shares outstanding                55.0      55.1      55.1      53.6       54.7
Common stock price (AMEX)          - High       10 3/8    11 5/8    11 1/2   7 15/16     11 5/8
                                   - Low        7 1/16     7 1/2   7 11/16     5 3/8      5 3/8
Warrant price (AMEX)               - High        9 3/8    10 7/8    10 7/8   7 11/16     10 7/8
                                   - Low         6 1/2     7 1/4     7 5/8     5 3/4      5 3/4
Fiscal 1995
Net sales                                      $ 241.2   $ 256.3   $ 285.2   $ 268.7   $1,051.4
Gross margin                                      57.1      74.5      85.4      79.4      296.4
Net income                                        11.8      27.5      39.8      55.1      134.2
Net income per common and common
     equivalent share                             0.21      0.51      0.72      1.00       2.44
Weighted average common and common
     equivalent shares outstanding                54.9      55.1      55.2      55.2       55.1
Common stock price (AMEX)          - High        9 3/4    13 7/8    15 1/2    13 3/8     15 1/2
                                   - Low         7 1/2     7 3/4     7 3/4         9      7 1/2
Warrant price (AMEX)               - High        8 1/8    10 7/8    11 7/8    11 1/2     11 7/8
                                   - Low         5 7/8     6 1/2     7 1/4     8 1/4      5 7/8

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures
------------------------------------------------------------------------------

Not applicable.

Part 3
------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------------------------

See the section captioned Executive Officers of the Registrant under Part I of this Report for information concerning the Company's executive officers.

    For information concerning the directors of the Company, see the sections captioned Nominees for Election at the 1998 Annual Meeting and Directors in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 4, 1998. Said sections are incorporated by reference herein.

Item 11.  Executive Compensation
------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 4, 1998 the sections therein captioned Executive Compensation and Employment Agreements.


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management
------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 4, 1998 the section therein captioned Information With Respect to Certain Stockholders.


Item 13.  Certain Relationships and Related Transactions
------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 4, 1998 the section therein captioned Certain Transactions.

Part 4
------------------------------------------

Item 14.  Exhibits, Financial Statement Schedule,
          and Reports on Form 8-K
------------------------------------------------------------------------------

    a. Financial Statement Schedule.  The following Financial Statement
Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

          Description                                                  Page
          -----------------------------------------------------------------
     II.  Valuation and Qualifying Accounts and Reserves                47


    All other schedules have been omitted because the information is either not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under Item 8.
    b. No reports have been filed on Form 8-K during the current reporting period.
    c. Exhibits. Each Exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.
    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-25675 (filed November 28, 1988), No. 33-32221 (filed November 27,
1989), No. 33-33977 (filed March 21, 1990), No. 33-33871 (filed March 21,
1990), No. 33-54367 (filed June 29, 1994) and No. 333-39809 (filed November 7,
1997):

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

                         Exhibit Index
------------------------------------------------------------------------------

               NUMBER AND DESCRIPTION OF EXHIBIT


3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as of July 21, 1995, incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1995 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1995 Form 10-Q)

3.2(a) Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5, 1995 Form 8-K)

4.1(a) Indenture dated as of June 12, 1997, among the Company and State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee, (Including the forms of Series A and Series B 9 3/4% Senior Notes), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (the 1997 Debt Registration Statement)

(a) Incorporated by reference
(b) Filed with this Annual Report

4.2(a) Amended and Restated Credit Agreement dated as of June 30, 1995 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as agent and Co-Manager and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to Exhibit 4.1 of the June 30, 1995 Form 10-Q

4.3(a) First Amendment to Amended and Restated Credit Agreement dated as of May 30, 1996 by and between the Registrant, the financial institutions signatory thereto, Bankers Trust Company, as agent and Co-Manager and Wells Fargo Bank National Association, as Co-Manager, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1996 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1996 Form 10-Q)

4.4(a) Second Amendment to Amended and Restated Credit Agreement dated as of July 19, 1996 by and between the Registrant, the financial institutions signatory thereto, and Bankers Trust Company, as agent, incorporated by reference to Exhibit 4.2 of June 30, 1996 Form 10-Q

4.5(a) Third Amendment to Amended and Restated Credit Agreement dated as of May 20, 1997 by and between the Company, the financial institutions signatory thereto, and Bankers Trust Company, as agent, incorporated by reference to Exhibit 4.5 of the 1997 Debt Registration Statement

4.6(a) Fourth Amendment to Amended and Restated Credit Agreement dated as of June 6, 1997 by and between the Company, the financial institutions signatory thereto, and Bankers Trust Company, as agent, incorporated by reference to Exhibit 4.6 of the 1997 Debt Registration Statement

4.7(b) Fifth Amendment to Amended and Restated Credit Agreement dated as of September 30, 1997 by and between the Company, the financial institutions signatory thereto and Bankers Trust Company, as agent

4.8(a) Registration Rights Agreement dated as of June 5, 1997 among the Company, BT Securities Corporation, Bear, Stearns & Co. Inc. and Solomon Brothers Inc, incorporated by reference to Exhibit 4.7 of the 1997 Debt Registration Statement

4.9(a) Credit agreement dated as of October 31, 1989 between the Registrant and the Export-Import Bank of the United States incorporated by reference to Exhibit 4.21 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1990, filed under the Securities Exchange Act of 1934, as amended

4.10(a) Specimen Certificate for the Class A Common Stock, par value $.0001 per share, of the Registrant, incorporated by reference to Exhibit
          4.5 of the Registrant's Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934, as amended (October 30, 1992 Form 8-K)

4.11(a) Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.3 of the October 30, 1992 Form 8-K

4.12(a) Specimen Certificate for the Redeemable Exchangeable Warrants of the Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.13(a) Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.4 of the October 30, 1992 Form 8-K

(a) Incorporated by reference
(b) Filed with this Annual Report

4.14(a) Rights Agreement, dated June 12, 1995, between the Registrant and Harris Trust and Savings Bank as Rights agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto, as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July 5, 1995 Form 8-K

4.15(a) Form of Indenture between the Registrant and Ameritrust Texas, National Association as Trustee, relating to the Registrant's 12-3/4% Senior Subordinated Discount Debentures Due 2005, incorporated by reference to Exhibit 4(c) of the Registrant's Registration Statement on Form S-3 (No. 33-60016), as amended, filed under the Securities Act of 1933, as amended (the 1993 Debt Registration Statement)

4.16(a) Specimen Certificate of the Registrant's 12-3/4% Senior Subordinated Discount Debentures Due 2005, incorporated by reference to Exhibit 4(d) of the 1993 Debt Registration Statement

4.17(a) Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1993, filed under the Securities Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.18(a) Receivables Purchase Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K

4.19(a) Amendment No.1 to Receivables Purchase Agreement dated as of November 7, 1996 between the Company and Gaylord Receivables Corporation, incorporated by reference to Exhibit 3.16 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended (the 1996 Form 10-K)

4.20(a) Gaylord Receivables Master Pooling and Servicing Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.21(a) Revolving Credit Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.16 of the 1993 Form 10-K

4.22(a) Extension of Credit Agreement dated as of September 27, 1996 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.19 of the 1996 Form 10-K

4.23(a) Security Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.17 of the 1993 Form 10-K

4.24(a) Series 1993-1 A-RI Supplemental Issuance Agreement dated as of September 24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended December 31, 1993, filed under the Securities Exchange Act of 1934, as amended

(a) Incorporated by reference
(b) Filed with this Annual Report

4.25(b) Extension of Credit Agreement dated as of September 2, 1997 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent

10.1(a) Bogalusa Hog Fuel Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

10.2(a) Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.3(a) Bogalusa Sawmill Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.4(a) Bogalusa Timberland Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.5(a) Transfer and Assumption Agreement by and between the Registrant and Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.6(a) Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to
          Exhibit 10.17 of the 1986 Debt Registration Statement

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

(a) Incorporated by reference
(b) Filed with this Annual Report

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

10.19(a) Employment Agreement by and between the Company and Marvin A. Pomerantz dated June 1, 1997, incorporated by reference to Exhibit
          10.18 of the 1997 Debt Registration Statement

10.20(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to
          Exhibit 10.2 of the 1988 Debt Registration Statement

10.21(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit 10.26 of the 1989 Debt Registration Statement

10.22(a) Employment Letter Agreement by and between the Registrant and Dale E. Stahl, dated as of November 22, 1993, incorporated by reference to
          Exhibit 10.25 of the 1993 Form 10-K

10.23(a)  Employment Letter Agreement by and between the Registrant and Daniel
          P. Casey, dated as of November 22, 1993, incorporated by reference to
          Exhibit 10.27 of the 1993 Form 10-K

10.24(a) Employment Letter Agreement by and between the Registrant and Lawrence G. Rogna, dated as of November 22, 1993, incorporated by reference to Exhibit 10.29 of the 1993 Form 10-K

10.25(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.26(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Warren J. Hayford, incorporated by reference to Exhibit 10(pp) of the 1991 Proxy Statement - Prospectus

(a) Incorporated by reference
(b) Filed with this Annual Report

10.27(a) S&G Packaging Company, L.L.C. Joint Venture Agreement dated as of July 12, 1996 by and between the Registrant and Stone Container Corporation incorporated by reference to Exhibit 10.1 of the June 1996 Form 10-Q

10.28(a) S&G Packaging Company, L.L.C. Limited Liability Company Agreement dated as of July 12, 1996 incorporated by reference to Exhibit 10.2 of the June 30, 1996 Form 10-Q

10.29(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.30(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.31(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

10.32(a) Gaylord Container Corporation 1997 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 333-39809) filed under the Securities Act of 1933, as amended

10.33(a) Description of Gaylord Container Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.31 of Amendment No.3 to the Company's Registration Statement on Form S-4 (No. 333-30423) Filed under the Securities Act of 1933, as amended (Amendment No. 3 to the 1997 Debt Registration Statement

10.34(a) Gaylord Container Corporation Shareholder Value Plan, incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual Meeting held December 10, 1993

10.35(a) Gaylord Container Corporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the 1997 Debt Registration Statement

10.36(a) Gaylord Container Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1995, filed under the Securities Exchange Act of 1934, as amended

21.1(a)   Subsidiaries of the Registrant, incorporated by reference to Exhibit
          21.1 of the Amendment No.1 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended

23.1(b)   Consent of Deloitte & Touche LLP

24.1(b)   Power of Attorney

27.1(b)   Financial Data Schedule



(a) Incorporated by reference
(b) Filed with this Annual Report

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of December, 1997.


                                                Gaylord Container Corporation
                                                   By /s/ Marvin A. Pomerantz
                                                   --------------------------
                                                          Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 8th day of December, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


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

/s/ John E. Goodenow*                                                  Director
---------------------------
John E. Goodenow

/s/ David B. Hawkins*                                                  Director
---------------------------
David B. Hawkins

/s/ John Hawkinson*                                                    Director
---------------------------
John Hawkinson

/s/ Warren J. Hayford*                                                 Director
---------------------------
Warren J. Hayford

/s/ Charles S. Johnson*                                                Director
---------------------------
Charles S. Johnson

/s/ Richard S. Levitt*                                                 Director
---------------------------
Richard S. Levitt

/s/ Ralph L. MacDonald Jr.*                                            Director
---------------------------
Ralph L. MacDonald Jr.

/s/ Thomas H. Stoner*                                                  Director
---------------------------
Thomas H. Stoner


*By Daniel P. Casey, Attorney-in-fact

Gaylord Container Corporation and Subsidiaries
------------------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts and Reserves

                                                        Additions      Additions
                                        Balance at     charged to     charged to                    Balance
                                         beginning      costs and          other                  at end of
In Millions                                of year       expenses       accounts    Deductions         year
                                        ----------     ----------     ----------    ----------    ---------
For the Year ended September 30, 1995:
Allowance for accounts receivable       $      3.7     $     26.7     $        -    $    (23.9)   $     6.5

Reserves - asset write-down             $     29.6     $        -     $        -    $     (2.0)   $    27.6

Reserves - allowance for abandonments   $      5.3     $        -     $        -    $     (4.3)   $     1.0

Reserves - purchase adjustments-accrued
     restructuring costs                $      1.2     $        -     $      1.2    $     (1.2)   $     1.2

Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                              $      3.1     $      0.1     $     (1.2)   $        -    $     2.0


For the Year ended September 30, 1996:
Allowance for accounts receivable       $      6.5     $     23.4     $        -    $    (23.0)   $     6.9

Reserves - asset write-down             $     27.6     $        -     $        -    $     (3.5)   $    24.1

Reserves - allowance for abandonments   $      1.0     $      0.2     $        -    $        -    $     1.2

Reserves - purchase adjustments-accrued
     restructuring costs                $      1.2     $        -     $      0.2    $     (0.8)   $     0.6

Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                              $      2.0     $      0.1     $     (0.2)   $        -    $     1.9


For the Year ended September 30, 1997:
Allowance for accounts receivable       $      6.9     $     21.9     $        -    $    (23.3)   $     5.5

Reserves - asset write-down             $     24.1     $        -     $     (9.0)   $     (3.6)   $    11.5

Reserves - allowance for abandonments   $      1.2     $        -     $     (0.1)   $     (0.5)   $     0.6

Reserves - purchase adjustments-accrued
     restructuring costs                $      0.6     $        -     $      1.4    $     (0.8)   $     1.2

Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                              $      1.9     $      0.5     $     (1.5)   $        -    $     0.9

                                        47