Form 10-Q
period 1997-12-31
GAYLORD CONTAINER CORP /DE/
filed 1998-02-06
CIK 812700

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


(Mark One)
    X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 1997

                                    OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to             .

For Quarter Ended December 31, 1997    Commission file number 1-9915

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


    As of February 2, 1998, the registrant had outstanding 53,060,718 shares of its $0.0001 par value Class A Common Stock (including 1,917,059 shares held in trust for the benefit of the warrant holders) and 1,917,059 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                    NUMBERS
------------------------------                                    -------
Item 1.     Financial Statements                                   1 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    8 - 11


PART II.  OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings                                        12

Item 2.     Changes in Securities                                    12

Item 3.     Defaults Upon Senior Securities                          12

Item 4.     Submission of Matters to a Vote of Security Holders      12

Item 5.     Other Information                                        12

Item 6.     Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                           13


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
------------------------------------------------------------------------------
                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1997          1997
                                                  ------------  -------------
ASSETS                                                 (In millions)
CURRENT ASSETS:
 Cash and equivalents                                 $    5.6       $    6.1
 Trade receivables (less allowances of
  $6.0 million and $5.5 million, respectively)           101.2          100.6
 Inventories (Note 2)                                     88.2           77.4
 Deferred Income taxes                                     4.7            4.7
 Other current assets                                     13.6           15.4
                                                       -------        -------
  Total current assets                                   213.3          204.2
                                                       -------        -------
PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment, at cost                1,080.5        1,061.5
 Less accumulated depreciation                           488.3          475.4
                                                       -------        -------
  Property - net                                         592.2          586.1
                                                       -------        -------

DEFERRED INCOME TAXES                                     81.1           71.2

OTHER ASSETS                                              68.2           68.4
                                                       -------        -------
  TOTAL                                               $  954.8       $  929.9
                                                       =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                 $   14.6       $   14.4
 Trade payables                                           59.7           65.2
 Accrued interest payable                                  8.2           26.3
 Accrued and other liabilities                            49.8           61.4
                                                       -------        -------
  Total current liabilities                              132.3          167.3
                                                       -------        -------

LONG-TERM DEBT                                           780.0          701.7

OTHER LONG-TERM LIABILITIES                               26.4           26.3

COMMITMENTS AND CONTINGENCIES (Note 3)                     -              -

STOCKHOLDERS' EQUITY:
 Class A common stock - par value, $.0001 per share;
  authorized 125,000,000 shares; issued 54,595,513
  shares and 54,573,164 shares, respectively, and
  outstanding 53,057,425 shares and 53,026,961
  shares, respectively                                     -              -
 Capital in excess of par value                          175.8          175.6
 Retained deficit                                       (146.9)        (128.1)
 Common stock in treasury - at cost; 1,538,088
  shares and 1,546,203 shares, respectively              (11.3)         (11.4)
 Recognition of minimum pension liability                 (1.5)          (1.5)
                                                       -------        -------
 Total stockholders' equity                               16.1           34.6
                                                       -------        -------
  TOTAL                                               $  954.8       $  929.9
                                                       =======        =======

 See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1997 AND 1996 (In millions, except per share data)
-----------------------------------------------------------------------------
                                              THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------
                                                         1997           1996
                                                        ------         ------
NET SALES                                              $ 197.6        $ 195.6
COST OF GOODS SOLD                                       186.1          174.2
                                                        ------         ------
GROSS MARGIN                                              11.5           21.4
SELLING AND ADMINISTRATIVE COSTS                         (20.6)         (20.5)
                                                        ------         ------
OPERATING EARNINGS (LOSS)                                 (9.1)           0.9
INTEREST EXPENSE - Net                                   (21.1)         (19.4)
OTHER INCOME (EXPENSE) - Net                              (0.2)           0.8
                                                        ------         ------
LOSS BEFORE TAXES                                        (30.4)         (17.7)
INCOME TAXES                                             (11.6)          (8.0)
                                                        ------         ------
NET LOSS                                                 (18.8)       $  (9.7)
                                                                       ======

RETAINED DEFICIT:
 BEGINNING OF PERIOD                                    (128.1)
                                                        ------
 END OF PERIOD                                         $(146.9)
                                                        ======

LOSS PER COMMON SHARE: (A)                             $ (0.35)       $ (0.18)
                                                        ======         ======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: (A)          53.0           52.7
                                                        ======         ======

See notes to condensed consolidated financial statements.


(A) Diluted loss per share and corresponding average potential shares outstanding have not been presented because of their antidilutive nature (see Note 4).


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------
                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                       1997              1996
                                                      ------            ------
                                                           (In millions)
CASH FLOWS FROM OPERATIONS:
 Net loss                                            $ (18.8)          $  (9.7)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                        16.6              16.3
   Deferred tax provision                               (9.9)             (6.4)
   Change in current assets and liabilities,
      excluding acquisitions and dispositions          (41.8)            (36.3)
   Other - net                                          (0.1)             (2.1)
                                                      ------            ------
Net cash used for operations                           (54.0)            (38.2)
                                                      ------            ------
CASH FLOWS FROM INVESTMENTS:
 Capital expenditures                                  (14.6)             (8.4)
 Capitalized interest                                   (0.3)             (0.2)
 Other investments - net                                 0.2               0.4
                                                      ------            ------
Net cash used for investments                          (14.7)             (8.2)
                                                      ------            ------
CASH FLOWS FROM FINANCING:
 Senior debt - repayments                               (3.0)             (2.1)
 Debt issuance costs                                     -                 0.1
 Revolving credit agreement borrowings - net            71.0              12.5
 Other financing - net                                   0.2               0.2
                                                      ------            ------
Net cash provided by financing                          68.2              10.7
                                                      ------            ------
Net decrease in cash and equivalents                    (0.5)            (35.7)
Cash and equivalents, beginning of period                6.1              39.2
                                                      ------            ------
Cash and equivalents, end of period                  $   5.6           $   3.5
                                                      ======            ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
  Interest                                           $  38.7           $  37.3
                                                      ======            ======

  Income taxes                                       $  (0.2)          $   -
                                                      ======            ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
   Property additions                                $   8.9           $   -
                                                      ======            ======

   Increase in total debt                            $  10.5           $   -
                                                      ======            ======

   Decrease in accrued and other liabilities         $   1.6           $   -
                                                      ======            ======

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1. GENERAL
   -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the three months ended December 31, 1997 and 1996, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1997. Certain amounts in the consolidated statement of cash flows have been reclassified to conform to the current year presentation.

2.  INVENTORIES
    -----------

                                           DECEMBER 31,     SEPTEMBER 30,
                                               1997             1997
                                           ------------     -------------
                                                   (In millions)
Inventories consist of:

Finished products                               $  20.5           $  22.5
In process                                         48.8              39.3
Raw materials                                      12.2               9.2
Supplies                                           14.6              15.0
                                                 ------            ------
                                                   96.1              86.0
LIFO valuation adjustment                          (7.9)             (8.6)
                                                 ------            ------
  Total                                         $  88.2           $  77.4
                                                 ======            ======

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

On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits, which seek unspecified damages, allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining tort cases to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana state action.

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

In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in twelve actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims similar to those in Louisiana State Court. To date, discovery in the consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. Following several rulings by the Mississippi Trial Court judge, over 7,400 individuals' claims in these consolidated actions have been either: (1) dismissed for failure to comply with outstanding discovery orders or (2) voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23,

1995 explosion.  In addition, the Company and Gaylord Chemical
Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions.

The Company and Gaylord Chemical Corporation maintain insurance and have filed separate suits seeking a declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court before the same judge who is hearing the liability class action. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights. The primary carrier and the nine excess level insurers moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of pollution exclusions contained in these policies. On November 20, 1997, the trial court denied all of the motions, and the insurers have filed supervisory writs with the Court of Appeal contesting that ruling. Those writs are pending.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. ADOPTION OF NEW ACCOUNTING STANDARD
   -----------------------------------

Effective October 1, 1997, the Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No.
128). FAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Diluted earnings per share will not be presented in periods where the effect is antidilutive (that is, results in increased earnings per share or decreased net loss per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

First Quarter of Fiscal 1998 Compared with First Quarter of Fiscal
1997

Net sales for the first quarter of fiscal 1998 were $197.6 million compared with net sales of $195.6 million for the first quarter of fiscal 1997. The operating loss for the current quarter was $9.1 million compared with operating earnings of $0.9 million for the year-ago quarter. The net loss for the current quarter totaled $18.8 million, or $0.35 per common share, compared with a net loss of $9.7 million, or $0.18 per common share, for the year-ago quarter.

Sales in the first quarter of fiscal 1998 were favorably affected by higher unbleached kraft paper production which increased net sales by approximately $2 million. Quarter-over-quarter, total mill production increased to 4,076 tons per day (TPD, calculated on the basis of the number of days in the period) from 3,997 TPD. Unbleached kraft paper production in the current quarter increased approximately 17 percent to 796 TPD from 681 TPD in the prior-year quarter. Containerboard production in the first quarter of fiscal 1998 was 3,280 TPD compared with production of 3,316 TPD in the prior-year quarter.

Corrugated shipments totaled approximately 3.3 billion square feet in both the first quarter of fiscal 1998 and fiscal 1997. Multiwall bag shipments increased to 14.9 thousand tons in the current quarter compared with shipments of 14.1 thousand tons in the first quarter of fiscal 1997.

Average selling prices for the Company's corrugated products decreased approximately 2 percent in the current quarter compared with the prior-year quarter. Average selling prices for the Company's domestic linerboard increased approximately 18 percent in the first quarter of fiscal 1998 compared with the prior-year quarter while average selling prices for export linerboard were essentially unchanged. Average selling prices for the Company's unbleached kraft paper increased approximately 9 percent in the current quarter compared with the prior-year quarter while average selling prices for multiwall bags increased less than one percent.

Gross margin for the first quarter of fiscal 1998 decreased to $11.5 million from $21.4 million in the prior-year quarter primarily due to higher fiber costs ($9 million). The increase in fiber costs is primarily due to higher prices for both wood chips and old corrugated containers (OCC). The average delivered cost of wood chips and OCC increased approximately 24 percent and 18 percent, respectively, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Selling and administrative costs were $20.6 million for the current quarter compared with selling and administrative costs of $20.5 million in the prior-year quarter.

Net interest expense of $21.1 million in the first quarter of fiscal 1998 increased from the prior-year quarter by $1.7 million primarily as a result of higher average debt levels.

In the first quarter of fiscal 1998, the Company recorded a tax benefit of $11.6 million which corresponds to an effective tax rate of approximately 38 percent. In the first quarter of fiscal 1997, the Company recorded a tax benefit of $8.0 million which corresponds to an effective rate of approximately 45 percent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations for the first quarter of fiscal 1998 was $54.0 million, compared with net cash used for operations of $38.2 million for the year-ago period. The unfavorable comparison to the prior-year period was primarily due to reduced operating earnings and increased working capital.

Capital expenditures of $14.6 million in the first quarter of fiscal 1998 increased by $6.2 million from $8.4 million in the first quarter of fiscal 1997.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site.
In the first quarter of fiscal 1998 the Company incurred approximately $0.8 million of costs for demolition and maintenance of the East Mill, such costs are net of proceeds from scrap sales. Demolition of the remaining structures on the mill site will require the Company to incur costs for asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At December 31, 1997, balance sheet accruals for demolition and asbestos removal were approximately $6.4 million, and the net book value of the East Mill was $3.6 million.

Liquidity

At December 31, 1997, the Company had cash and equivalents of $5.6 million, a decrease of $0.5 million from September 30, 1997, as cash used for operations and investments were largely offset by cash provided by financing. Total debt increased by $78.5 million to $794.6 million at December 31, 1997 from $716.1 million at September 30, 1997 primarily as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to semi-annual interest payments on the Company's public debt securities ($37 million), capital expenditures ($15 million) and seasonal increases in primary working capital ($17 million). At December 31, 1997, the Company had

$118 million of borrowings outstanding and approximately $93 million of credit available under the revolving portions of its credit agreements.

At December 31, 1997, the Company had primary working capital of $129.7 million compared to $112.8 million at September 30, 1997 primarily due to higher inventories and lower trade payables. The increased inventory is primarily the result of seasonally higher inventory levels at the Company's mills and converting facilities.

Strengthening industry fundamentals, including year-over-year growth in corrugated product shipments and strong export demand for linerboard, resulted in a $50 per ton increase in published industry prices for containerboard in October 1997 (and subsequent increases in converted product prices).

During the first quarter of fiscal 1998, the Company's average wood chip prices increased approximately 24 percent compared with the first quarter of fiscal 1997 as a result of higher demand and unusually wet weather in the timberlands of the southern United States. In addition, the Company's average delivered price for OCC increased approximately 18 percent in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997. OCC prices in the first quarter of fiscal 1998, however, were more than 16 percent lower than average prices for the fourth quarter of fiscal 1997. The fiber markets, however, are difficult to predict, and there can be no assurance of the future direction of wood chip and OCC prices.

Assuming current selling prices, fiber costs and maintenance levels of capital spending, the Company believes that cash provided by operations, and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is significant product price improvement beginning in the spring of this year, however, the Company will be required to seek covenant modifications to its credit agreement to maintain continued access to its liquidity.

PENDING ACCOUNTING STANDARDS
----------------------------

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business. The statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet completed its analysis of which operating segments, if any, it will report on.

OTHER
-----

The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Company believes that, by modifying existing software, and/or converting to new software, the Year 2000 issue can be resolved without significant operational difficulties. The financial impact of this issue is not anticipated to be material to the Company's results of operations, financial position or cash flows.

     -------------------------------------------------------------

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

                       PART II.      OTHER INFORMATION
                       -------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 4, 1998, The Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's nine directors were re-elected by the following vote:

                                           For          Withheld
                                        ----------      --------
              Mary Sue Coleman          49,286,443       431,637
              Harve A. Ferrill          49,289,743       428,337
              John E. Goodenow          49,295,593       422,487
              David B. Hawkins          49,280,393       437,687
              Warren J. Hayford         49,295,268       422,812
              Charles S. Johnson        49,269,443       448,637
              Ralph L. MacDonald Jr.    49,295,343       422,737
              Marvin A. Pomerantz       49,276,718       441,362
              Thomas H. Stoner          49,296,343       421,737

An amendment to the Company's Shareholder Value Plan was approved by a vote of 47,275,387 for; 2,355,132 against; 87,561 abstain.

The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 1998 was ratified by a vote of 49,499,929 for; 157,540 against; 60,611 abstain.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Number and Description of Exhibit
         ---------------------------------

    a)   27.1(a)   Financial Data Schedule

    b)   No reports on Form 8-K were filed for the quarter ended
         December 31, 1997
------------------------------------------------------------------------------
(a) Filed with this Quarterly Report.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GAYLORD CONTAINER CORPORATION

Date: February 5, 1998         /s/ Marvin A. Pomerantz
                               ------------------------------------
                               Marvin A. Pomerantz
                               Chairman and Chief Executive Officer


Date: February 5, 1998         /s/ Jeffrey B. Park
                               ------------------------------------
                               Jeffrey B. Park
                               Vice President-Controller
                               (Principal Accounting Officer)