Form 10-Q
period 1998-03-31
GAYLORD CONTAINER CORP /DE/
filed 1998-05-14
CIK 812700

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


(Mark One)
    X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

                                    OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to             .

For Quarter Ended March 31, 1998       Commission file number 1-9915

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


    As of May 6, 1998, the registrant had outstanding 53,186,317 shares of its $0.0001 par value Class A Common Stock (including 1,822,478 shares held in trust for the benefit of the warrant holders) and 1,822,478 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                       PAGE
PART I.  FINANCIAL INFORMATION                                        NUMBERS
------------------------------                                        -------
Item 1.     Financial Statements                                       1 - 8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9 - 14


PART II.  OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings                                           15

Item 2.     Changes in Securities                                       15

Item 3.     Defaults Upon Senior Securities                             15

Item 4.     Submission of Matters to a Vote of Security Holders         15

Item 5.     Other Information                                           16

Item 6.     Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                              17


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS,
MARCH 31, 1998 AND SEPTEMBER 30, 1997
------------------------------------------------------------------------------
                                                    MARCH 31,   SEPTEMBER 30,
                                                      1998          1997
                                                    ---------   -------------
ASSETS                                                  (In millions)
CURRENT ASSETS:
 Cash and equivalents                                $    5.9        $    6.1
 Trade receivables (less allowances of
  $5.3 million and $5.5 million, respectively)          117.8           100.6
 Inventories (Note 2)                                    89.4            77.4
 Deferred income taxes                                    4.7             4.7
 Other current assets                                    13.2            15.4
                                                      -------         -------
  Total current assets                                  231.0           204.2
                                                      -------         -------
PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment, at cost               1,086.7         1,061.5
 Less accumulated depreciation                          502.0           475.4
                                                      -------         -------
  Property - net                                        584.7           586.1
                                                      -------         -------

DEFERRED INCOME TAXES                                    96.5            71.2

OTHER ASSETS                                             71.1            68.4
                                                      -------         -------
  TOTAL                                              $  983.3        $  929.9
                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt                $   13.7        $   14.4
 Trade payables                                          54.2            65.2
 Accrued interest payable                                11.6            26.3
 Accrued and other liabilities                           52.0            61.4
                                                      -------         -------
  Total current liabilities                             131.5           167.3
                                                      -------         -------

LONG-TERM DEBT                                          847.2           701.7

OTHER LONG-TERM LIABILITIES                              26.0            26.3

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
 Class A common stock - par value, $.0001 per share;
  authorized 125,000,000 shares; issued 54,712,139
  shares and 54,573,164 shares, respectively; and
  outstanding 53,182,220 shares and 53,026,961
  shares, respectively                                     -              -
 Capital in excess of par value                         177.0           175.6
 Retained deficit                                      (185.6)         (128.1)
 Common stock in treasury - at cost; 1,529,919
  shares and 1,546,203 shares, respectively             (11.3)          (11.4)
 Recognition of minimum pension liability                (1.5)           (1.5)
                                                      -------         -------
 Total stockholders' equity (deficit)                   (21.4)           34.6
                                                      -------         -------
  TOTAL                                              $  983.3        $  929.9
                                                      =======         =======


 See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 AND 1997 (In millions, except per share data)
------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED MARCH 31,
                                                        1998           1997
                                                      --------       --------
NET SALES                                            $   219.1      $   192.4
COST OF GOODS SOLD                                       197.5          180.1
                                                      --------       --------
GROSS MARGIN                                              21.6           12.3
SELLING AND ADMINISTRATIVE COSTS                         (22.7)         (20.4)
                                                      --------       --------
OPERATING LOSS                                            (1.1)          (8.1)
INTEREST EXPENSE - Net                                   (20.6)         (20.0)
OTHER EXPENSE - Net                                       (2.4)          (0.6)
                                                      --------       --------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                 (24.1)         (28.7)
INCOME TAX BENEFIT                                        (9.3)         (10.2)
                                                      --------       --------
NET LOSS BEFORE EXTRAORDINARY ITEM                       (14.8)         (18.5)
EXTRAORDINARY LOSS (Note 4)                              (23.9)           -
                                                      --------       --------
NET LOSS                                                 (38.7)     $   (18.5)
                                                                     ========
RETAINED DEFICIT:
 BEGINNING OF PERIOD                                    (146.9)
                                                      --------
 END OF PERIOD                                       $  (185.6)
                                                      ========
LOSS PER COMMON SHARE: (A)
 LOSS BEFORE EXTRAORDINARY ITEM                      $   (0.28)     $   (0.35)
 EXTRAORDINARY LOSS (Note 4)                             (0.45)            -
                                                      --------       --------
 NET LOSS                                            $   (0.73)     $   (0.35)
                                                      ========       ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: (A)          53.1           52.8
                                                      ========       ========


See notes to condensed consolidated financial statements.


(A) Diluted loss per share and corresponding average potential shares outstanding have not been presented because of their antidilutive nature (see Note 5).


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
MARCH 31, 1998 AND 1997 (In millions, except per share data)
------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED MARCH 31,
                                                    --------------------------
                                                        1998           1997
                                                      --------       --------
NET SALES                                            $   416.7      $   388.0
COST OF GOODS SOLD                                       383.6          354.3
                                                      --------       --------
GROSS MARGIN                                              33.1           33.7
SELLING AND ADMINISTRATIVE COSTS                         (43.3)         (40.9)
                                                      --------       --------
OPERATING LOSS                                           (10.2)          (7.2)
INTEREST EXPENSE - Net                                   (41.7)         (39.4)
OTHER INCOME (EXPENSE) - Net                              (2.6)           0.2
                                                      --------       --------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                 (54.5)         (46.4)
INCOME TAX BENEFIT                                       (20.9)         (18.2)
                                                      --------       --------
NET LOSS BEFORE EXTRAORDINARY ITEM                       (33.6)         (28.2)
EXTRAORDINARY LOSS (Note 4)                              (23.9)           -
                                                      --------       --------
NET LOSS                                                 (57.5)     $   (28.2)
                                                                     ========
RETAINED DEFICIT:
 BEGINNING OF PERIOD                                    (128.1)
                                                      --------
 END OF PERIOD                                       $  (185.6)
                                                      ========
LOSS PER COMMON SHARE: (A)
 LOSS BEFORE EXTRAORDINARY ITEM                      $   (0.63)     $   (0.53)
 EXTRAORDINARY LOSS (Note 4)                             (0.45)            -
                                                      --------       --------
 NET LOSS                                            $   (1.08)     $   (0.53)
                                                      ========       ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: (A)          53.1           52.7
                                                      ========       ========


See notes to condensed consolidated financial statements.


(A) Diluted loss per share and corresponding average potential shares outstanding have not been presented because of their antidilutive nature
    (see Note 5).



GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 1998 AND 1997
------------------------------------------------------------------------------
                                                   SIX MONTHS ENDED MARCH 31,
                                                   --------------------------
                                                       1998            1997
                                                     --------        --------
                                                          (In millions)
CASH FLOWS FROM OPERATIONS:
 Net loss                                           $  (57.5)       $   (28.2)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Extraordinary loss                                   23.9              -
   Depreciation and amortization                        33.0             32.7
   Deferred tax provision                              (10.5)           (16.4)
   Change in current assets and liabilities,
      excluding acquisitions and disposition           (59.8)           (22.5)
   Other - net                                           1.7              -
                                                      ------           ------
Net cash used for operations                           (69.2)           (34.4)
                                                      ------           ------
CASH FLOWS FROM INVESTMENTS:
 Capital expenditures                                  (23.9)           (14.4)
 Capitalized interest                                   (0.7)            (0.5)
 Other investments - net                                 0.8              0.3
                                                      ------           ------
Net cash used for investment                           (23.8)           (14.6)
                                                      ------           ------
CASH FLOWS FROM FINANCING:
 Senior debt - repayments                               (6.2)            (6.0)
 Early retirement of debt                             (436.9)             -
 Issuance of Senior Notes                              200.0              -
 Issuance of Senior Subordinated Notes                 250.0              -
 Debt issuance costs                                    (9.5)             0.1
 Revolving credit agreement borrowings - net            94.5             25.5
 Other financing - net                                   0.9              0.3
                                                      ------           ------
Net cash provided by financing                          92.8             19.9
                                                      ------           ------
Net decrease in cash and equivalents                    (0.2)           (29.1)
Cash and equivalents, beginning of period                6.1             39.2
                                                      ------           ------
Cash and equivalents, end of period                  $   5.9          $  10.1
                                                      ======           ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
 Interest                                            $  42.3          $  38.6
                                                      ======           ======

 Income taxes                                        $ (5.1)          $   0.2
                                                      ======           ======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
   Write-off of deferred financing fees             $   6.1          $    -
                                                     ======           ======

   Property additions                               $   8.9          $   0.8
                                                     ======           ======

   Increase in total debt                          $   10.5         $    0.8
                                                    =======          =======

   Decrease in accrued and other liabilities       $    1.6         $     -
                                                    =======          ======


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
1. GENERAL
   -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months and six months ended March 31, 1998 and 1997, and cash flows for the six months ended March 31, 1998 and 1997, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1997. Certain amounts in the consolidated statement of cash flows have been reclassified to conform to the current year presentation.

2.  INVENTORIES
    -----------

Inventories consist of:
                                                  MARCH 31,     SEPTEMBER 30,
                                                    1998            1997
                                                  --------      ------------
                                                         (In millions)
Finished products                                $   24.1           $   22.5
In process                                           49.0               39.3
Raw materials                                        12.5                9.2
Supplies                                             14.3               15.0
                                                  -------            -------
                                                     99.9               86.0
LIFO valuation adjustment                           (10.5)              (8.6)
                                                  -------            -------
  Total                                          $   89.4           $   77.4
                                                  =======            =======

3.  CONTINGENCIES
    -------------

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

The Company and certain of its officers and directors were named in a civil suit filed in Cook County (Illinois) Circuit Court alleging that they omitted or misrepresented facts about the Company's operations in connection with the Company's initial public offering of stock in 1988 and in certain periodic reports. The complaint, a purported class action, originally sought unspecified damages under the Illinois Consumer Fraud and Deceptive Practices Act and for common law fraud. On January 10, 1996, the court dismissed both counts with prejudice, and the plaintiff appealed. On September 29, 1997, the Illinois Court of Appeals affirmed, in all respects, dismissal of the complaint. Plaintiff's petition for leave to appeal that decision to the Illinois Supreme Court was denied on February 4, 1998.

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the state of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's shareholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii)a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors and officers at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. On December 19, 1996, the Delaware Chancery Court denied the Company's motion to dismiss the complaint in its entirety. The case is now in the discovery stage. The Company believes that, after investigation of the facts, the allegations are without merit and is defending itself vigorously.

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

On July 15, 1996 the Louisiana state court certified these consolidated actions as a single class action. The class was tentatively defined to include all those persons or entities who claim to have been injured as a result of the October 23, 1995 accident. On March 27, 1997, the Louisiana Court of Appeal for the First Circuit reversed the trial court's order granting class certification, defining the class, approving class notice, requiring all notice forms be notarized and appointing the plaintiffs' attorneys to the PLC. The Court of Appeal ordered the trial court to conduct a new class certification hearing to allow additional evidence on the adequacy of class representatives and class counsel and instructed the trial court to create a concise geographic definition of the class of individuals allegedly impacted. Finally, the Court of Appeal instructed the trial judge to approve a new class notice form that permits the use of notice of claim forms and/or proof of claim forms only after a determination of liability, if any. The Louisiana Supreme Court declined to review that decision. On May 23, 1997, the trial court reappointed the PLC with several new members. On June 20, 1997, a second CMO was entered by the court. Pursuant to this second CMO, a Second Consolidated Amended Master Petition (SCAMP) was filed on June 20, 1997. The SCAMP includes substantially all the claims and theories asserted in the original Consolidated Master Petition. No officers of Gaylord Chemical Corporation or the Company are named as defendants in the SCAMP.

Pursuant to the second CMO, the status of all lawsuits pending before the filing of the SCAMP, some of which name officers of Gaylord Chemical Corporation or the Company as defendants, will be determined by the trial court after class certification is finally resolved. The trial court certified a class on November 10, 1997. The class consists of allegedly injured parties in the city of Bogalusa, parts of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike Counties in Mississippi. Defendants' suspensive appeal challenging the geographic boundaries of the class is currently pending in the Louisiana Court of Appeal. The trial court entered a stay of all class notice and related issues until the defendants' suspensive appeal on geographic boundaries is resolved.

In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in twelve actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims similar to those in Louisiana State Court. To date, discovery in the consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. Following several rulings by the Mississippi Trial Court judge, over 7,000 individuals' claims in these consolidated actions have been either: (1) dismissed for failure to comply with outstanding discovery orders or (2) voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court set September 8, 1998 for an initial trial of twenty individual plaintiffs. Ten of the initial plaintiffs will be selected by the trial court from a group of twenty proposed by the defendants and ten will be selected from a similar group proposed by the plaintiffs. This initial trial is currently set to cover all liability issues for the plaintiffs whose cases will be tried.

The Company and Gaylord Chemical Corporation maintain insurance and have filed separate suits seeking declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court before the same judge who is hearing the liability class action. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights. The primary carrier and the nine excess level insurers moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of pollution exclusions contained in these policies. On November 20, 1997, the trial court denied all of the motions, and the insurers filed supervisory writs with the Court of Appeal contesting that ruling. On April 30, 1998 the Court of Appeal affirmed denial of the motions.
The Court of Appeal also denied the insurers' emergency application to stay discovery; discovery in the coverage action is underway.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. EXTRAORDINARY ITEM
   ------------------

During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 and used the proceeds to defease all of its outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). The Old Notes are callable on May 15, 1998 and will be redeemed and retired on that date. In conjunction with the defeasance, approximately $6.1 million of deferred financing fees were written off, a call premium of approximately $25.8 million was paid, and approximately $6.8 million of unaccrued net interest was paid. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

5. ADOPTION OF NEW ACCOUNTING STANDARD
   -----------------------------------

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128). FAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Diluted earnings per share will not be presented in periods where the effect is antidilutive (that is, results in increased earnings per share or decreased net loss per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Second Quarter of Fiscal 1998 Compared with Second Quarter of Fiscal
1997

Net sales for the second quarter of fiscal 1998 were $219.1 million, an increase of approximately 14 percent compared with net sales of $192.4 million for the second quarter of fiscal 1997. The operating loss for the current quarter was $1.1 million compared with $8.1 million for the year-ago quarter. The net loss for the current quarter totaled $38.7 million, or $0.73 per common share, and included a $23.9 million ($0.45 per common share) extraordinary loss on the early retirement of debt, compared with a net loss of $18.5 million, or $0.35 per common share, for the year-ago quarter.

Sales in the second quarter of fiscal 1998 were favorably affected by higher average selling prices for the Company's products which increased net sales by approximately $16 million compared with the second quarter of fiscal 1997. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 20 percent, 20 percent and 8 percent, respectively, in the second quarter of fiscal 1998 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper and multiwall bags increased approximately 11 percent and 5 percent, respectively, in the current quarter compared with the prior-year quarter. Net sales in the second quarter of fiscal 1998 were also favorably affected by higher volume, primarily corrugated shipments, which increased net sales by approximately $11 million compared to the prior-year quarter.

Corrugated shipments totaled approximately 3.5 billion square feet in the second quarter of fiscal 1998 compared with approximately 3.3 billion square feet in the second quarter of fiscal 1997. This increase is primarily the result of the opening of a new sheet feeder plant during the first quarter of fiscal 1998. Multiwall bag shipments increased to 16.1 thousand tons in the current quarter compared with shipments of 15.0 thousand tons in the second quarter of fiscal 1997.

Quarter-over-quarter, total mill production increased to 4,315 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,229 TPD. Containerboard production in the second quarter of fiscal 1998 was 3,647 TPD compared with production of 3,394 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter decreased to 668 TPD from 835 TPD in the prior-year quarter, primarily due to approximately 4,000 tons of "lost" production as a result of market related downtime.

Gross margin for the second quarter of fiscal 1998 increased to $21.6 million from $12.3 million in the prior-year quarter primarily due to higher selling prices for the Company's products. Higher average net selling prices, including the effect of higher containerboard and unbleached kraft paper costs on the Company's converting facilities ($3 million) increased gross margin by approximately $13 million. In addition, gross margin was favorably affected by higher volume ($4 million). These favorable variances were partially offset by higher fiber costs ($10 million). The increased fiber costs are primarily due to higher prices for wood chips and, to a lesser extent, old corrugated containers (OCC), as the average delivered cost of wood chips and OCC increased approximately 24 percent and 8 percent, respectively, compared to the prior-year quarter. The increase in wood chips is the result of unexpectedly wet weather in the southern United States.

Selling and administrative costs were $22.7 million for the current quarter compared with selling and administrative costs of $20.4 million in the prior-year quarter.

Net interest expense of $20.6 million in the second quarter of fiscal 1998 increased from the prior-year quarter by $0.6 million primarily as a result of higher average debt levels. Increased borrowings increased interest expense by approximately $2.6 million compared to the prior-year quarter, while lower average borrowing costs reduced interest expense by approximately $2.0 million. The lower average borrowing costs were the result of the refinancing of the Company's 12 3/4% Senior Subordinated Discount Debentures.

In the second quarter of fiscal 1998, the Company recorded a tax benefit of $9.3 million which corresponds to an effective tax rate of approximately 38 percent. In the second quarter of fiscal 1997, the Company recorded a tax benefit of $10.2 million which corresponds to an effective rate of approximately 36 percent.

During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 (collectively the New Notes) and used the proceeds to defease all of its outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). The Old Notes are callable on May 15, 1998 and will be redeemed and retired on that date. In conjunction with the defeasance, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

First Six Months of Fiscal 1998 Compared with First Six Months of
Fiscal 1997

Net sales for the first six months of fiscal 1998 were $416.7 million, an increase of approximately 7 percent compared with net sales of $388.0 million for the first six months of fiscal 1997. The operating loss for the current period was $10.2 million compared with $7.2 million for the year-ago period. The net loss for the current period totaled $57.5 million, or $1.08 per common share, and included a $23.9 million ($0.45 per common share) extraordinary loss on the early retirement of debt, compared with a net loss of $28.2 million, or $0.53 per common share, for the year-ago period.

Sales in the first six months of fiscal 1998 were favorably affected by higher average selling prices for the Company's products which increased net sales by approximately $15 million compared with the prior-year period. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 19 percent, 11 percent and 3 percent, respectively, in the first six months of fiscal 1998 compared with the prior-year period. Average selling prices for the Company's unbleached kraft paper and multiwall bags increased approximately 10 percent and 3 percent, respectively, in the current period compared with the prior-year period. Net sales in the first six months of fiscal 1998 were also favorably affected by higher volume, primarily corrugated shipments, which increased net sales by approximately $14 million compared to the year-ago period.

Corrugated shipments totaled approximately 6.8 billion square feet in the first six months of fiscal 1998 compared with 6.6 billion square feet in the first six months of fiscal 1997. Multiwall bag shipments increased to 31.0 thousand tons in the current period compared with shipments of 29.1 thousand tons in the first six months of fiscal 1997.

Period-over-period, total mill production increased to 4,196 tons per day from 4,113 TPD. Containerboard production in the first six months of fiscal 1998 was 3,463 TPD compared with production of 3,354 TPD in the prior-year period. Unbleached kraft paper production in the current period decreased to 733 TPD from 759 TPD in the prior-year period.

Gross margin for the first six months of fiscal 1998 decreased slightly to $33.1 million from $33.7 million in the prior-year period. Gross margin was adversely affected by higher costs for fiber ($20 million) and materials ($2 million). The increase in fiber costs is primarily due to higher prices for both wood chips and, to a lesser extent, old corrugated containers (OCC). The average delivered cost of wood chips and OCC increased approximately 24 percent and 14 percent, respectively, in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. These unfavorable variances were partially offset by the effect of higher selling prices for the Company's products and higher volume ($5 million). Higher average net selling prices, including the effect of lower containerboard and unbleached kraft paper costs on the Company's converting facilities ($1 million) increased gross margin by approximately $16 million.

Selling and administrative costs were $43.3 million for the current period compared with selling and administrative costs of $40.9 million in the prior-year period.

Net interest expense of $41.7 million in the first six months of fiscal 1998 increased from the prior-year period by $2.3 million primarily as a result of higher average debt levels. Higher average debt levels increased interest expense by approximately $5.1 million compared to the prior-year period, while lower average borrowing costs reduced interest expense by approximately $2.8 million. The lower average borrowing costs are the result of the refinancing of the Company's 12 3/4% Senor Subordinated Discount Debentures in the second quarter of fiscal 1998, and the refinancing of the Company's 11 1/2% Senior Notes due 2001 in fiscal 1997.

In the first six months of fiscal 1998, the Company recorded a tax benefit of $20.9 million which corresponds to an effective tax rate of approximately 38 percent. In the first six months of fiscal 1997, the Company recorded a tax benefit of $18.2 million which corresponds to an effective rate of approximately 39 percent.

During the second quarter of fiscal 1998, the Company issued the New Notes and used the proceeds to defease all its outstanding Old Notes. The Old Notes are callable on May 15, 1998 and will be redeemed and retired on that date. In conjunction with the defeasance, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations for the first six months of fiscal 1998 was $69.2 million, compared with net cash used for operations of $34.4 million for the year-ago period. The unfavorable comparison to the prior-year period was primarily due to increased primary working capital.

Capital expenditures of $23.9 million in the first six months of fiscal 1998 increased by $9.5 million from $14.4 million in the first six months of fiscal 1997. In addition to the capital spending, the Company acquired $10.5 million of equipment financed by a capital lease.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site.
In the first six months of fiscal 1998 the Company incurred approximately $1.7 million of costs for demolition and maintenance of the East Mill, such costs are net of proceeds from scrap sales. Removal of the remaining structures on the mill site will require the Company to incur costs for demolition and asbestos removal. The Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At March 31, 1998, balance sheet accruals for demolition and asbestos removal were approximately $5.5 million, and the net book value of the East Mill was $4.5 million.

Liquidity

At March 31, 1998, the Company had cash and equivalents of $5.9 million, a decrease of $0.2 million from September 30, 1997, as cash used for operations and investments were essentially offset by cash provided by financing. In the second quarter of fiscal 1998, the Company issued the New Notes and used the proceeds to defease all its outstanding Old Notes. Total debt increased by $144.8 million to $860.9 million at March 31, 1998 from $716.1 million at September 30, 1997 primarily as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to increased primary working capital ($40 million), semi-annual interest payments on the Company's public debt securities ($37 million) and capital expenditures ($24 million). In addition, the Company increased total debt by $45 million in connection with the defeasance of the Old Notes during the second quarter of fiscal 1998 as described above. At March

31, 1998, the Company had $141.5 million of borrowings outstanding and approximately $96 million of credit available under the revolving portions of its credit agreements. The Company amended its bank credit agreement to allow the issuance of the New Notes.

At March 31, 1998, the Company had primary working capital of $153.0 million compared to $112.8 million at September 30, 1997 largely due to higher trade receivables and seasonally higher inventories. The increase in trade receivables was primarily due to higher average net selling prices for the Company's products. The increased inventory is primarily the result of higher inventory levels at the Company's mills and converting facilities.

Strengthening industry fundamentals, including year-over-year growth in corrugated product shipments and strong export demand for linerboard, resulted in a $50 per ton increase in published industry prices for containerboard in October 1997 (and subsequent increases in converted product prices).

During the first six months of fiscal 1998, the Company's average wood chip prices increased approximately 24 percent compared with the first six months of fiscal 1997 as a result of higher demand and unusually wet weather in the timberlands of the southern United States. In addition, the Company's average delivered price for OCC increased approximately 14 percent in the first six months of fiscal 1998 compared with the first six months of fiscal 1997. OCC prices in the first six months of fiscal 1998, however, were more than 17 percent lower than average prices for the fourth quarter of fiscal 1997. The fiber markets, however, are difficult to predict, and there can be no assurance of the future direction of wood chip and OCC prices.

Assuming current selling prices, fiber costs and maintenance levels of capital spending, the Company believes that cash provided by operations, and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. While under its existing bank credit agreement, the Company would be required to seek modifications to financial covenants to maintain continued access to that liquidity after the end of the third fiscal quarter, the Company has instead chosen to secure a new replacement bank facility. In furtherance thereof, the Company has received and accepted a written commitment from a lender to provide a new bank credit facility including a term loan and a revolving credit facility totaling $275 million to refinance, replace and expand the existing $175 million bank credit facility. Any term loan proceeds in excess of the outstanding amount under the current bank credit facility will be used to pay expenses and repay a portion of the existing trade receivables-backed revolving credit facility. The new facility will have a maturity of 2003 or beyond, contain terms and conditions that are normal and customary for a facility of this sort, and be secured by substantially all of the assets of the Company. It is expected that the closing of this new facility will be consummated prior to the end of the third fiscal quarter.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

OTHER
-----

The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is engaged in a comprehensive project to modify its systems for Year 2000 compliance. The Company believes that, by modifying existing software, and/or converting to new software, the Year 2000 issue can be resolved without significant operational difficulties. Based on current estimates, the Company expects to spend approximately $6 million through fiscal 1999 to correct the Year 2000 issue. In addition, the Company believes that many of its customers, suppliers and financial institutions are also impacted by the Year 2000 issue which could affect the Company. The Company is therefore conducting an assessment of the compliance efforts of the Company's major customers, suppliers and financial institutions. At this time, the Company is unable to determine the impact of these third party compliance efforts, if any, on the Company's results of operations, financial position or cash flow.



     ----------------------------------------------------------
     Forward-looking statements in this filing, including those in the footnotes to the financial statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material, energy and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment or information technology malfunctions and pending litigation. For additional information see the Company's annual report on Form 10-K for the most recent fiscal year.

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

Item 2.  Changes in Securities.

         On February 13, 1998, the Company signed a purchase agreement to issue $200 million aggregate principal amount of 9 3/8% Senior Notes due 2007 and $250 million aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2008. Proceeds from the sale of the securities were used to defease all of the Company's outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million principal amount) due 2005 (the Old Notes) at a price equal to 106.93 percent of their principal amount, plus accrued interest thereon through May 15, 1998. The Old Notes are callable on May 15, 1998 and will be redeemed and retired on that date.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 4, 1998, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's nine directors were re-elected by the following vote:

                                           For         Withheld
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

Item 6.  Exhibits and Reports on Form 8-K.

         Number and Description of Exhibit
         ---------------------------------
    a)    4.1(b)   Sixth Amendment to Amended and Restated Credit
                   Agreement dated as of February 13, 1998 by and between the Company, the financial institutions signatory thereto, and Bankers Trust Company as agent, incorporated by reference to Exhibit 4.26 of the Company's Registration Statement on Form S-4
                   (No. 333-48495), filed under the Securities Act of 1933, as amended

         27.1(a)   Financial Data Schedule

    b)   No reports on Form 8-K were filed for the quarter ended
         March 31, 1998.





------------------------------------------------------------------------------
(a) Filed with this Quarterly Report.
(b) Incorporated by Reference

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GAYLORD CONTAINER CORPORATION

Date: May 14, 1998             /s/ Marvin A. Pomerantz
                               ------------------------------------
                               Marvin A. Pomerantz
                               Chairman and Chief Executive Officer


Date: May 14, 1998             /s/ Jeffrey B. Park
                               ------------------------------------
                               Jeffrey B. Park
                               Vice President-Controller
                               (Principal Accounting Officer)