Form 10-Q
period 1998-06-30
GAYLORD CONTAINER CORP /DE/
filed 1998-08-14
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to                  .

          For Quarter Ended June 30, 1998 Commission file number 1-9915

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X     No
                          -----      -----

      As of July 31, 1998, the registrant had outstanding 53,264,540 shares of its $0.0001 par value Class A Common Stock (including 1,783,410 shares held in trust for the benefit of the warrant holders) and 1,783,410 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBERS
------------------------------

Item 1.        Financial Statements                                       1 - 9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10 - 16


PART II.  OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                            17

Item 2.        Changes in Securities                                        17

Item 3.        Defaults Upon Senior Securities                              17

Item 4.        Submission of Matters to a Vote of Security Holders          17

Item 5.        Other Information                                            17

Item 6.        Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                                  18
----------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS,
JUNE 30, 1998 AND SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                                     JUNE 30,          SEPTEMBER 30,
                                                                       1998                1997
                                                                       ----                ----
ASSETS                                                                      (In millions)
------
CURRENT ASSETS:
   Cash and equivalents                                             $      8.8           $      6.1
   Trade receivables (less allowances of
        $7.5 million and $5.5 million, respectively)                     116.5                100.6
   Inventories (Note 2)                                                   88.3                 77.4
   Deferred income taxes                                                   4.7                  4.7
   Other current assets                                                   11.7                 15.4
                                                                    ----------           ----------
        Total current assets                                             230.0                204.2
                                                                    ----------           ----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, at cost                              1,094.5              1,061.5
   Less accumulated depreciation                                         517.1                475.4
                                                                    ----------           ----------
        Property - net                                                   577.4                586.1
                                                                    ----------           ----------

DEFERRED INCOME TAXES                                                     98.7                 71.2

OTHER ASSETS                                                              75.2                 68.4
                                                                    ----------           ----------
        TOTAL                                                       $    981.3           $    929.9
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                             $     12.1           $     14.4
   Trade payables                                                         51.3                 65.2
   Accrued interest payable                                               11.0                 26.3
   Accrued and other liabilities                                          50.0                 61.4
                                                                    ----------           ----------
        Total current liabilities                                        124.4                167.3
                                                                    ----------           ----------

LONG-TERM DEBT                                                           865.0                701.7

OTHER LONG-TERM LIABILITIES                                               26.9                 26.3

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
   Class A common stock - par value, $.0001 per share;
        authorized 125,000,000 shares; issued 54,779,742
        shares and 54,573,164 shares, respectively;
        and outstanding 53,256,074 shares and 53,026,961
        shares, respectively                                                --                   --
   Capital in excess of par value                                        177.3                175.6
   Retained deficit                                                     (199.5)              (128.1)
   Common stock in treasury - at cost; 1,523,668
        shares and 1,546,203 shares, respectively                        (11.3)               (11.4)
   Recognition of minimum pension liability                               (1.5)                (1.5)
                                                                    ----------           ----------
   Total stockholders' equity (deficit)                                  (35.0)                34.6
                                                                    ----------           ----------
        TOTAL                                                       $    981.3           $    929.9
                                                                    ==========           ==========



   See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1998 AND 1997 (In millions, except per share data)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                              1998                1997
                                                              ----                ----

NET SALES                                                   $   212.1           $   189.4
COST OF GOODS SOLD                                              188.8               180.0
                                                            ---------           ---------
GROSS MARGIN                                                     23.3                 9.4
SELLING AND ADMINISTRATIVE COSTS                                (23.6)              (20.6)
                                                            ---------           ---------
OPERATING LOSS                                                   (0.3)              (11.2)
INTEREST EXPENSE - Net                                          (19.9)              (20.6)
OTHER EXPENSE - Net                                              (0.4)               (1.0)
                                                            ---------           ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                        (20.6)              (32.8)
INCOME TAX BENEFIT                                               (7.9)              (12.9)
                                                            ---------           ---------
NET LOSS BEFORE EXTRAORDINARY ITEM                              (12.7)              (19.9)
EXTRAORDINARY LOSS (Note 4)                                      (1.2)               (7.7)
                                                            ---------           ---------
NET LOSS                                                        (13.9)          $   (27.6)
                                                                                =========

RETAINED DEFICIT:
   BEGINNING OF PERIOD                                         (185.6)
                                                            ---------
   END OF PERIOD                                            $  (199.5)
                                                            =========

LOSS PER COMMON SHARE: (A)
   LOSS BEFORE EXTRAORDINARY ITEM                           $   (0.24)          $   (0.38)
   EXTRAORDINARY LOSS (Note 4)                                  (0.02)              (0.15)
                                                            ---------           ---------
   NET LOSS                                                 $   (0.26)          $   (0.53)
                                                            =========           =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: (A)                 53.2                52.8
                                                            =========           =========



See notes to condensed consolidated financial statements.


(A) Diluted loss per share and corresponding average potential shares outstanding have not been presented because of their antidilutive nature (see Note 5).

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JUNE 30, 1998 AND 1997 (In millions, except per share data)
--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                              1998                1997
                                                              ----                ----

NET SALES                                                   $   628.8           $   577.4
COST OF GOODS SOLD                                              572.4               534.3
                                                            ---------           ---------
GROSS MARGIN                                                     56.4                43.1
SELLING AND ADMINISTRATIVE COSTS                                (66.9)              (61.5)
                                                            ---------           ---------
OPERATING LOSS                                                  (10.5)              (18.4)
INTEREST EXPENSE - Net                                          (61.6)              (60.0)
OTHER EXPENSE - Net                                              (3.0)               (0.8)
                                                            ---------           ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                        (75.1)              (79.2)
INCOME TAX BENEFIT                                              (28.8)              (31.1)
                                                            ---------           ---------
NET LOSS BEFORE EXTRAORDINARY ITEM                              (46.3)              (48.1)
EXTRAORDINARY LOSS (Note 4)                                     (25.1)               (7.7)
                                                            ---------           ---------
NET LOSS                                                        (71.4)          $   (55.8)
                                                                                =========

RETAINED DEFICIT:
   BEGINNING OF PERIOD                                         (128.1)
                                                            ---------
   END OF PERIOD                                            $  (199.5)
                                                            =========

LOSS PER COMMON SHARE: (A)
   LOSS BEFORE EXTRAORDINARY ITEM                           $   (0.87)          $   (0.91)
   EXTRAORDINARY LOSS (Note 4)                                  (0.47)              (0.15)
                                                            ---------           ---------
   NET LOSS                                                 $   (1.34)          $   (1.06)
                                                            =========           =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: (A)                 53.1                52.8
                                                            =========           =========



See notes to condensed consolidated financial statements.


(A) Diluted loss per share and corresponding average potential shares outstanding have not been presented because of their antidilutive nature (see Note 5).

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                NINE MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                  1998              1997
                                                                  ----              ----
                                                                      (In millions)
CASH FLOWS FROM OPERATIONS:
   Net loss                                                    $  (71.4)          $  (55.8)
   Adjustments to reconcile net loss
    to net cash from operating activities:
        Extraordinary loss                                         25.1                7.7
        Depreciation and amortization                              49.2               49.1
        Deferred tax provision                                    (12.0)             (27.9)
        Change in current assets and liabilities,
            excluding acquisitions and dispositions               (61.4)             (46.0)
        Other - net                                                 2.7                0.3
                                                               --------           --------
Net cash used for operations                                      (67.8)             (72.6)
                                                               --------           --------

CASH FLOWS FROM INVESTMENTS:
   Capital expenditures                                           (31.3)             (22.8)
   Capitalized interest                                            (1.1)              (0.7)
   Other investments - net                                         (0.6)              (0.2)
                                                               --------           --------
Net cash used for investments                                     (33.0)             (23.7)
                                                               --------           --------

CASH FLOWS FROM FINANCING:
   Senior debt - repayments                                        (9.5)              (9.4)
   Early retirement of debt                                      (436.9)            (189.7)
   Issuance of Senior Notes                                       200.0              225.0
   Issuance of Senior Subordinated Notes                          250.0               --
   Issuance of Term Loan                                          125.0               --
   Debt issuance costs                                            (15.2)              (5.6)
   Revolving credit agreement borrowings/
    (repayments) - net                                            (11.0)              43.0
   Other financing - net                                            1.1                0.7
                                                               --------           --------
Net cash provided by financing                                    103.5               64.0
                                                               --------           --------

Net increase (decrease) in cash and equivalents                     2.7              (32.3)
Cash and equivalents, beginning of period                           6.1               39.2
                                                               --------           --------
Cash and equivalents, end of period                            $    8.8           $    6.9
                                                               ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
   Interest                                                    $   62.9           $   77.7
                                                               ========           ========

   Income taxes                                                $   (5.1)          $    2.1
                                                               ========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
        Write-off of deferred financing fees                   $    8.0           $    2.8
                                                               ========           ========

        Property additions                                     $    8.9           $    0.8
                                                               ========           ========

        Increase in total debt                                 $   10.5           $    0.8
                                                               ========           ========

        Decrease in accrued and other liabilities              $    1.6           $   --
                                                               ========           ========

 See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months and nine months ended June 30, 1998 and 1997, and cash flows for the nine months ended June 30, 1998 and 1997, including all the accounts of Gaylord Container Corporation and its subsidiaries (the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1997. Certain amounts in the consolidated statement of cash flows have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories consist of:
                                     JUNE 30,         SEPTEMBER 30,
                                       1998               1997
                                       ----               ----
                                             (In millions)
Finished products                    $  21.8           $  22.5
In process                              46.1              39.3
Raw materials                           12.4               9.2
Supplies                                14.2              15.0
                                     -------           -------
                                        94.5              86.0
LIFO valuation adjustment               (6.2)             (8.6)
                                     -------           -------
     Total                           $  88.3           $  77.4
                                     =======           =======

3.  CONTINGENCIES

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the State of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's shareholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii) a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. On December 19, 1996, the Delaware Chancery Court denied the Company's motion to dismiss the complaint in its entirety. The case is now in the

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

discovery stage. The Company believes that, after investigation of the facts, the allegations are without merit and is defending itself vigorously. No trial date has been set.

On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits, which seek unspecified damages, allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining state law claims to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana state action.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

Pursuant to the second CMO, the status of all lawsuits pending before the filing of the SCAMP, some of which name officers of Gaylord Chemical Corporation or the Company as defendants, will be determined by the trial court after class certification is finally resolved. The trial court certified a class on November 10, 1997. The class consists of allegedly injured parties in the city of Bogalusa, parts of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike Counties in Mississippi. Defendants' suspensive appeal challenging the geographic boundaries of the class is currently pending in the Louisiana Court of Appeal. The trial court entered a stay of all class notice and related issues until the defendants' suspensive appeal on geographic boundaries is resolved. No trial date has been set for these Louisiana actions.

In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in twelve actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims similar to those in Louisiana State Court. To date, discovery in the consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. Following several rulings by the Mississippi Trial Court judge, over 7,000 individuals' claims in these consolidated actions have been either: (1) dismissed for failure to comply with outstanding discovery orders or (2) voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court has selected the first 20 plaintiffs whose claims will be tried on all issues of liability and damages beginning September 8, 1998. On July 24, 1998, the trial court ordered that the results of this September trial for the initial 20 Mississippi plaintiffs will not be binding, either as to liability or damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will have to prove their own individual claims of liability and compensatory damages. The trial court further ordered that the distribution of any punitive damages awarded after the initial September trial will be made by the trial court only after the final resolution (by judgment or settlement) of the compensatory damages of all plaintiffs.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

The Company and Gaylord Chemical Corporation maintain insurance and have filed separate suits seeking declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court before the same judge who is hearing the liability class action. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights. The primary carrier and the nine excess level insurers moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of pollution exclusions contained in these policies. On November 20, 1997, the trial court denied all of the motions, and the insurers filed supervisory writs with the Court of Appeal contesting that ruling. On April 30, 1998 the Court of Appeal affirmed denial of the motions. On June 1, 1998 the Louisiana Supreme Court refused the insurers' request for supervisory writs challenging the denial of summary judgment. Discovery in the coverage action is underway, and trial is currently scheduled to begin October 12, 1998.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.  EXTRAORDINARY ITEM

During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9-3/8% Senior Notes due 2007 and $250 million principal amount of 9-7/8% Senior Subordinated Notes due 2008 (together, the New Notes) and used the proceeds to defease all of its outstanding 12-3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). The Old Notes became callable on May 15, 1998 and were redeemed and retired on that date. In conjunction with the defeasance, approximately $6.1 million of deferred financing fees were written off, a redemption premium of approximately $25.8 million was paid, and approximately $6.8 million of unaccrued net interest was paid. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

During the third quarter of fiscal 1998, the Company refinanced its existing Revolving Credit Facility (the Old Facility) establishing a term loan ($125 million outstanding principal amount) due 2004 and a new revolving credit facility ($175 million) due 2003. The term loan begins semi-annual amortization payments of $0.7 million in June 1999 which increase to $59.7 million in December 2003 and June 2004. Proceeds from the term loan were used to retire the Old Facility, repay $19.5 million of the Trade Receivable Facility, pay fees and expenses and for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

5.  ADOPTION OF NEW ACCOUNTING STANDARD

Effective October 1, 1997, the Company adopted Statement of Financial

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
--------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
THIRD QUARTER OF FISCAL 1998 COMPARED WITH THIRD QUARTER OF FISCAL
1997

Net sales for the third quarter of fiscal 1998 were $212.1 million, an increase of approximately 12 percent compared with net sales of $189.4 million for the third quarter of fiscal 1997. The operating loss for the current quarter was $0.3 million compared with $11.2 million for the year-ago quarter. The net loss for the current quarter totaled $13.9 million, or $0.26 per common share, and included a $1.2 million ($0.02 per common share) extraordinary loss on the early retirement of debt, compared with a net loss of $27.6 million, or $0.53 per common share (including a $7.7 million extraordinary loss or $0.15 per common share on the early retirement of debt), for the year-ago quarter.

Sales in the third quarter of fiscal 1998 were favorably affected by higher average selling prices for the Company's products which increased net sales by approximately $19 million compared with the third quarter of fiscal 1997. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 26 percent, 24 percent and 14 percent, respectively, in the third quarter of fiscal 1998 compared with the prior-year quarter. Average selling prices for the Company's unbleached kraft paper decreased approximately 7 percent while multiwall bag selling prices increased approximately 8 percent in the current quarter compared with the prior-year quarter. Net sales in the third quarter of fiscal 1998 were also favorably affected by higher volume, primarily corrugated shipments, which increased net sales by approximately $4 million compared to the prior-year quarter.

Corrugated shipments totaled approximately 3.7 billion square feet in the third quarter of fiscal 1998 compared with approximately 3.5 billion square feet in the third quarter of fiscal 1997. This increase is primarily the result of the start-up of a new sheet feeder plant during the first quarter of fiscal 1998. Multiwall bag shipments of 13.9 thousand tons in the current quarter were unchanged from the third quarter of fiscal 1997.

Quarter-over-quarter, total mill production decreased to 4,285 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,329 TPD. The decrease in production was primarily the result of electric power curtailments by the local utility at the Bogalusa Mill. Containerboard production in the third quarter of fiscal 1998 was 3,538 TPD compared with production of 3,589 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter increased to 747 TPD from 740 TPD in the prior-year quarter.

Gross margin for the third quarter of fiscal 1998 increased to $23.3 million from $9.4 million in the prior-year quarter primarily due to higher selling prices for the Company's products. Higher average net selling prices increased gross margin by approximately $19 million. Although fiber costs declined during the quarter from abnormally high levels, the residual effects of earlier higher wood chip costs due to wet weather in the southern U.S., higher chemical costs and higher natural gas prices still reduced the quarter's performance by $3 million compared to last year's third quarter.

Selling and administrative costs were $23.6 million for the current quarter compared with selling and administrative costs of $20.6 million in the prior-year quarter. This increase was primarily related to making the Company's computer systems ready for the year 2000 and the start-up of a new sheet feeder facility.

Net interest expense of $19.9 million in the third quarter of fiscal 1998 decreased from the prior-year quarter by $0.7 million primarily as a result of lower average interest rates. Lower average borrowing rates reduced interest expense by approximately $3.7 million while higher average debt levels increased interest expense by approximately $3.0 million compared to the prior-year quarter. The lower average borrowing rates were the result of the refinancing of the Company's 12-3/4% Senior Subordinated Discount Debentures due 2005 in the second quarter of fiscal 1998 and the refinancing of the Company's 11-1/2% Senior Notes due 2001 in the third quarter of fiscal 1997.

In the third quarter of fiscal 1998, the Company recorded a tax benefit of $7.9 million which corresponds to an effective tax rate of approximately 38 percent. In the third quarter of fiscal 1997, the Company recorded a tax benefit of $12.9 million which corresponds to an effective rate of approximately 39 percent.

During the third quarter of fiscal 1998, the Company refinanced its existing Revolving Credit Facility (the Old Facility) establishing a term loan ($125 million outstanding principal amount) due 2004 and a new revolving credit facility ($175 million ) due 2003 (together, the New Facility). The term loan begins semi-annual amortization payments of $0.7 million in June 1999 which increase to $59.7 million in December 2003 and June 2004. Proceeds from the term loan were used to retire the Old Facility, repay $19.5 million of the Trade Receivable Facility, pay fees and expenses and for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

FIRST NINE MONTHS OF FISCAL 1998 COMPARED WITH FIRST NINE MONTHS OF
FISCAL 1997

Net sales for the first nine months of fiscal 1998 were $628.8 million, an increase of approximately 9 percent compared with net sales of $577.4 million for the first nine months of fiscal 1997. The operating loss for the current period was $10.5 million compared with $18.4 million for the year-ago period. The net loss for the current period totaled $71.4 million, or $1.34 per common share, and included a $25.1 million ($0.47 per common share) extraordinary loss on the early retirement of debt, compared with a net loss of $55.8 million, or $1.06 per common share which included an extraordinary loss of $7.7 million or $0.15 per common share on the early retirement of debt, for the year-ago period.

Sales in the first nine months of fiscal 1998 were favorably affected by higher average selling prices for the Company's products which increased net sales by approximately $34 million compared with the prior-year period. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 21 percent, 15 percent and 7 percent, respectively, in the first nine months of fiscal 1998 compared with the prior-year period. Average selling prices for both the Company's unbleached kraft paper and multiwall bags increased approximately 4 percent in the current period compared with the prior-year period. Net sales in the first nine months of fiscal 1998 were also favorably affected by higher volume, primarily corrugated shipments, which increased net sales by approximately $18 million compared to the year-ago period.

Corrugated shipments totaled approximately 10.5 billion square feet in the first nine months of fiscal 1998 compared with 10.1 billion square feet in the first nine months of fiscal 1997 primarily due to the start-up of a new sheet feeder facility during the first quarter of fiscal 1998. Multiwall bag shipments increased to 44.9 thousand tons in the current period compared with shipments of
43.0 thousand tons in the first nine months of fiscal 1997.

Period-over-period, total mill production increased to 4,226 TPD from 4,184 TPD. Containerboard production in the first nine months of fiscal 1998 was 3,488 TPD compared with production of 3,432 TPD in the prior-year period. Unbleached kraft paper production in the current period decreased to 738 TPD from 752 TPD in the prior-year period.

Gross margin for the first nine months of fiscal 1998 increased to $56.4 million from $43.1 million in the prior-year period. Gross margin was adversely affected by higher costs for fiber ($21 million) and incremental fixed costs associated with the start-up of the new sheet feeder facility ($3 million). The increase in fiber costs is primarily due to higher prices for both wood chips and, to a lesser extent, old corrugated containers (OCC). The average delivered cost of wood chips and OCC increased approximately 18 percent and 6 percent, respectively, in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The increase in wood chip costs is due to unseasonably wet weather and increased demand. These unfavorable variances were more than offset by the effect of higher volume ($5 million) and higher selling prices for the Company's products. The higher average net selling prices, including the effect of lower containerboard and unbleached kraft paper costs in the Company's converting facilities ($1 million) increased gross margin by approximately $35 million.

Selling and administrative costs were $66.9 million for the current period compared with $61.5 million in the prior-year period. This increase was primarily related to making the Company's computer systems ready for the year 2000 and the start-up of the new sheet feeder facility.

Net interest expense of $61.6 million in the first nine months of fiscal 1998 increased from the prior-year period by $1.6 million. Higher average debt levels increased interest expense by approximately $8.1 million, while lower average borrowing rates reduced interest expense by approximately $6.5 million. The lower average borrowing rates are the result of the refinancing of the Company's 12-3/4% Senior Subordinated Discount Debentures due 2005 in the second quarter of fiscal 1998, and the refinancing of the Company's 11-1/2% Senior Notes due 2001 in the third quarter of fiscal 1997.

In the first nine months of fiscal 1998, the Company recorded a tax benefit of $28.8 million which corresponds to an effective tax rate of approximately 38 percent. In the first nine months of fiscal 1997, the Company recorded a tax benefit of $31.1 million which corresponds to an effective rate of approximately 39 percent.

During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9-3/8% Senior Notes due 2007 and $250 million principal amount of 9-7/8% Senior Subordinated Notes due 2008 (together, the New Notes) and used the proceeds to defease all of its outstanding 12-3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). The Old Notes became callable on May 15, 1998 and were redeemed and retired on that date. In conjunction with the defeasance, approximately $6.1 million of deferred financing fees were written off, a redemption premium of approximately $25.8 million was paid, and approximately $6.8 million of unaccrued net interest was paid. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

During the third quarter of fiscal 1998, the Company refinanced its Old Facility with the New Facility. The term loan begins semi-annual amortization payments of $0.7 million in June 1999 which increase to $59.7 million in December 2003 and June 2004. Proceeds from the term loan were used to retire the Old Facility, repay $19.5 million of the Trade Receivable Facility, pay fees and expenses and for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
GENERAL

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations for the first nine months of fiscal 1998 was $67.8 million, compared with net cash used for operations of $72.6 million for the year-ago period.

Capital expenditures of $31.3 million in the first nine months of fiscal 1998 increased by $8.5 million from $22.8 million in the first nine months of fiscal 1997. In addition to the capital spending, the Company acquired $10.5 million of equipment financed through a capital lease.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California virgin fiber mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or some portion thereof, could be operated economically by the Company. The Company believed, and continues to believe, that the most likely outcome will be the sale of individual assets and the subsequent demolition of the remaining structures on the mill site. In the first nine months of fiscal 1998 the Company incurred approximately $3.0 million of costs for demolition and maintenance of the East Mill, such costs are net of proceeds from scrap sales. Removal of the remaining structures on the mill site will require the Company to incur costs for demolition and asbestos removal. The

Company has deferred incurring substantial expenditures for demolition and asbestos removal until all uncertainties regarding disposition of the mill assets have been resolved. At June 30, 1998, balance sheet accruals for demolition and asbestos removal were approximately $4.3 million, and the net book value of the East Mill was $5.8 million.

LIQUIDITY

At June 30, 1998, the Company had cash and equivalents of $8.8 million, an increase of $2.7 million from September 30, 1997. In the second quarter of fiscal 1998, the Company issued the New Notes and used the proceeds to defease all of its outstanding Old Notes which were redeemed and retired on May 15, 1998. Total debt increased by $161.0 million to $877.1 million at June 30, 1998 from $716.1 million at September 30, 1997. The increase in borrowings was primarily due to increased primary working capital ($41 million), semi-annual interest payments on the Company's public debt securities ($54 million) and capital expenditures ($31 million). In addition, the Company increased total debt by $45 million in connection with the defeasance of the Old Notes during the second quarter of fiscal 1998 as described above. At June 30, 1998, the Company had $36 million of borrowings outstanding and approximately $198 million of credit available under the revolving portions of its credit agreements.

In June 1998, the Company entered into the New Facility with a group of lenders. The New Facility is comprised of a six year, $125 million B Tranche term loan and a five year $175 million revolving credit facility. The term loan begins semi-annual amortization payments of $0.7 million in June 1999 which increase to $59.7 million in December 2003 and June 2004. The proceeds from the term loan were used to: (i)repay the outstanding balance on the Old Facility, ($95.5 million) which was then terminated; (ii)repay a portion of the Trade Receivable Facility ($19.5 million); (iii)pay fees and expenses and (iv)for general corporate purposes.

The New Facility contains normal and customary terms and conditions including restrictions on: liens, additional indebtedness, guaranties, equity offerings, capital expenditures, and asset sales. The facility also contains covenants requiring the Company to meet certain financial criteria each quarter. Further, the Company is required to pre-pay a portion of the term loan with 50% of excess cash flow as that term is defined as well as in the case of certain asset sales and equity offerings.

At June 30, 1998, the Company had primary working capital of $153.5 million compared to $112.8 million at September 30, 1997 largely due to higher trade receivables, higher inventories and lower trade payables. The increase in trade receivables was primarily due to higher average net selling prices for the Company's products.

Strengthening industry fundamentals, including year-over-year growth in corrugated product shipments and strong export demand for linerboard, resulted in a $50 per ton increase in published industry prices for containerboard in October 1997 (and subsequent increases in converted product prices). Since October 1997, the published prices of containerboard have declined approximately $20 per ton.

During the first nine months of fiscal 1998, the Company's average wood chip prices increased approximately 18 percent compared with the first nine months of fiscal 1997 as a result of higher demand and unusually wet weather in the timberlands of the southern United States. In addition, the Company's average delivered price for OCC increased approximately 6 percent in the first nine months of fiscal 1998 compared with the first nine months of fiscal 1997. However, wood chip prices have declined from their recent high (January 1998) by 23% and OCC prices have declined from their recent high (March 1998) by 15%. The fiber markets, however, are difficult to predict, and there can be no assurance of the future direction of wood chip and OCC prices.

Assuming current selling prices, fiber costs and maintenance levels of capital spending, the Company believes that cash provided by operations, and amounts available under its credit agreements will provide adequate liquidity to meet its debt service obligations and other liquidity requirements over the next 12 to 24 months. However, unless there is product price improvement, the Company will be required to seek financial covenant modifications to its bank credit agreement by June, 1999.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments. This statement is effective for all fiscal years beginning after June 15, 1999. This statement will be adopted in fiscal 2000 and will not impact the results of operations, financial position or cash flows of the Company.

OTHER
-----
The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is engaged in a comprehensive project to modify its systems to make them ready for the year 2000. The Company believes that, by modifying existing software, and/or converting to new software, the Year 2000 issue can be resolved without any material operational difficulties. Based on current estimates, the Company expects to spend approximately $6 million through fiscal 1999 to correct the Year 2000 issue of which approximately $2 million has been incurred as of June 30, 1998. In addition, the Company believes that many of its customers, suppliers and financial institutions are also impacted by the Year 2000 issue which could affect the Company. The Company is therefore conducting an assessment of the compliance efforts of the Company's major customers, suppliers and financial institutions. At this time, the Company is unable to determine the impact of these third party compliance efforts, if any, on the Company's results of operations, financial position or cash flow.


         ----------------------------------------------------------------------

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

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1.           Legal Proceedings.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  Number and Description of Exhibit
                  ---------------------------------
         a)       4.1 (a)   $300 million Credit Agreement among Gaylord
                            Container Corporation with Bankers Trust Company, as
                            Agent, and various lending Institutions, dated as of June 19, 1998

                  27.1 (a)  Financial Data Schedule

         b)       No reports on Form 8-K were filed for the quarter ended June
                  30, 1998.





--------------------------------------------------------------------------------
(a) Filed with this Quarterly Report.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GAYLORD CONTAINER CORPORATION

Date:   August 14, 1998                    /s/ MARVIN A. POMERANTZ
                                           -----------------------
                                           Marvin A. Pomerantz
                                           Chairman and Chief Executive Officer


Date:   August 14, 1998                    /s/ JEFFREY B. PARK
                                           -------------------
                                           Jeffrey B. Park
                                           Vice President-Controller
                                           (Principal Accounting Officer)