Form 10-K
period 1998-09-30
GAYLORD CONTAINER CORP /DE/
filed 1998-12-14
CIK 812700

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      For the fiscal year ended September 30, 1998

      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ________

                          COMMISSION FILE NUMBER 1-9915

                          GAYLORD CONTAINER CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                   36-3472452
      --------------------------------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      500 LAKE COOK ROAD, SUITE 400, DEERFIELD, ILLINOIS            60015
      --------------------------------------------------------------------------
      (Address of principal executive office)                     (Zip Code)

      Registrant's telephone number, including area code:       (847) 405-5500


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange on
      Title of each class                                    which registered
      --------------------------------------------------------------------------
      CLASS A COMMON STOCK, $.0001 PAR VALUE PER SHARE AMERICAN STOCK EXCHANGE (53,318,766 shares outstanding as of November 30, 1998)

      REDEEMABLE EXCHANGEABLE WARRANTS                   AMERICAN STOCK EXCHANGE
      (1,769,042 warrants outstanding as of November 30, 1998)


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment of this Form 10-K.
                                   ------

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
      plan confirmed by a court. Yes  X    No
                                     ---      ---

      The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 30, 1998, was approximately $243 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 10, 1999 is incorporated into Part 3 of this Annual Report on Form 10-K.

PART 1
--------------------------------------------------------------------------------
Item 1.  BUSINESS
--------------------------------------------------------------------------------


DEVELOPMENT Gaylord Container Corporation (including its subsidiaries, the Company) acquired businesses, which had been owned by Crown Zellerbach Corporation, on November 17, 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's facilities currently consist of three containerboard and unbleached kraft paper mills, fourteen corrugated container plants, four corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and through a wholly owned, independently operated subsidiary, a specialty chemical facility.

          Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced paper making technology, improve product quality, realize operating efficiencies and maintain its existing facilities. As part of a major capital expenditure program completed in fiscal 1990, the Company invested approximately $240 million to expand capacity, improve operating efficiencies and enhance product quality at the Company's mills, providing the Company with a high-quality, cost-effective mill system. As a result, mill productive capacity has increased by more than 65 percent compared to 1987 levels. The Company believes that all of its mills are low-cost producers in their respective products and that its Bogalusa mill is one of the premier mills in the industry. Over the last five years, the Company has focused its capital plan on upgrading and expanding its corrugated container, sheet feeder and multiwall bag plants. The goal of this capital plan is to increase capacity and to achieve quality enhancements and cost efficiencies. For fiscal 1999, capital spending is not expected to exceed $40 million, while capital spending beyond fiscal 1999 is expected to approximate the Company's annual depreciation expense. Capital spending will, however, be adjusted from time to time as market conditions and available cash flows dictate.

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

          Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard to produce corrugated sheets, which are subsequently printed, cut, folded and glued to produce corrugated containers in corrugated container or sheet plants.

          Corrugated containers are primarily delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated containers make shipping costs a relatively high percentage of total costs. As a result, corrugated plants tend to be located close to customers to minimize freight costs.

          To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants, vertically integrated containerboard manufacturers routinely exchange containerboard with other manufacturers from mills in one location, for containerboard having a similar value from mills located elsewhere in the United States. Containerboard producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis weight ranges and trim widths and to obtain paper grades they do not produce.

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

          Cellulose fiber produced from wood chips and recycled fiber, are the primary raw materials used in the manufacture of containerboard and kraft paper. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.

          In calendar 1997, industry trade associations estimated U.S. corrugated product sales and multiwall bag sales to be $19.3 billion and $1.25 billion, respectively. Unbleached kraft containerboard and unbleached kraft paper capacity utilization rates in the U.S. have been estimated to average 96 percent and 79 percent, respectively, in calendar 1997 and 97 percent and 78 percent, respectively, for the first nine months of calendar 1998.

          Industry trade associations also estimated that calendar 1998 U.S. containerboard and unbleached kraft paper annual capacities were 37.8 million tons and 2.2 million tons, respectively. This represents an increase in containerboard capacity of approximately 1.5 percent, while unbleached kraft paperboard capacity decreased 2.3 percent, compared with the prior year. Recently, there have been published reports of the "mothballing" of approximately 2 million tons of U.S. containerboard capacity which represents over 5% of total domestic capacity. Such "mothballing" should result in a better supply/demand balance in the containerboard markets.

          Demand for corrugated containers, containerboard and unbleached kraft paper is affected by the level of economic activity and, in the case of containerboard, the strength of the U.S. dollar. For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

SALES Corrugated containers and sheets, multiwall bags and solid fibre products collectively represent approximately 80 percent of the Company's net sales, while the remaining 20 percent primarily consists of containerboard and unbleached kraft paper sales. Sales of the Company's products are not seasonal to any significant degree.

          The Company sells its products to thousands of customers, with the 10 largest accounting for approximately 17 percent of net sales in fiscal 1998 and 16 percent both in fiscal 1997 and fiscal 1996. The Company's largest customer accounted for approximately 3 percent of the Company's net sales in fiscal 1998 and fiscal 1997 and approximately 4 percent in fiscal 1996. Corrugated products are generally produced to customer order for delivery from one to ten days after receipt of the order. As a result, the Company's backlog generally does not exceed 3 percent of annual corrugated product sales.

          In general, each converting facility has its own sales force that is responsible for marketing and distribution to local customers. A national account sales force handles converted product sales to large customers who utilize centralized purchasing for multiple locations. In total, the Company's sales force for converted products at September 30, 1998 consisted of approximately 115 salespersons. Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a small, centralized marketing and sales group.

          The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $64.5 million, $66.4 million and $71.5 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Fluctuations in export sales are primarily the result of changes in selling prices for linerboard.

PRODUCTS Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end-users. The Company also produces corrugated sheets, which are subsequently converted into corrugated containers by independent corrugated sheet plants. Corrugated shipments were 14.3 billion square feet in fiscal 1998, an increase of more than 5 percent from the prior year. Corrugated shipments in fiscal 1997, increased approximately 4 percent from fiscal 1996 (adjusting for the extra week in fiscal 1996, which was a 53-week year).

          Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. The Company produced 1,264,500 tons of containerboard in fiscal 1998, which was relatively unchanged from 1,263,200 tons in the prior year. Adjusting for the extra week in fiscal 1996, the Company's production of containerboard increased approximately 2 percent in fiscal 1997 from 1,243,300 tons in fiscal 1996. In addition to its own production, the Company has agreed to purchase, at market prices, through 2004 approximately 24,000 tons per year of corrugating medium from Newark Group Industries, Inc. and 50,000 tons per year of corrugating medium at market prices, through 2000, from Smurfit-Stone Container Corporation (Smurfit-Stone). During fiscal 1998, fiscal 1997 and fiscal 1996, the Company's corrugated plants consumed the equivalent of approximately 82 percent, 82 percent and 80 percent, respectively, of the Company's containerboard production and purchase commitments.

          Multiwall Bags. The Company produces a variety of small to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments increased approximately 4 percent in fiscal 1998 to 59,200 tons from 57,000 tons in fiscal 1997. The Company's multiwall bag shipments increased 10 percent in fiscal 1997 compared to fiscal 1996.

          Unbleached Kraft Paper. The Company is a supplier of unbleached kraft paper to independent grocery bag and sack and multiwall bag converters. During fiscal 1998, the Company produced 260,300 tons of unbleached kraft paper. This compares with 278,600 tons and 256,900 tons in fiscal 1997 and fiscal 1996, respectively. The Company has an agreement to supply S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Smurfit-Stone, with approximately 115,000 tons of unbleached kraft paper per year. The Company's bag plants consumed or the Company sold pursuant to its paper supply agreement with S&G Packaging, approximately 71 percent in both fiscal 1998 and fiscal 1997 and approximately 59 percent in fiscal 1996, of its unbleached kraft paper production.

          Specialty Chemicals. Gaylord Chemical Corporation, a wholly owned, independently operated, subsidiary of the Company, utilizes a process stream from the Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a natural gas odorant, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, agricultural and pharmaceutical industries. Management believes that Gaylord Chemical Corporation is the sole domestic producer of DMSO and estimates that Gaylord Chemical Corporation produces 35 to 40 percent of the world's supply of DMSO. Sales of these products for fiscal 1998, fiscal 1997 and fiscal 1996 were $18.9 million, $19.6 million and $18.2 million, respectively.

          Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products, which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used for corrugated containers.

          The Company has a 35 percent ownership interest in S&G Packaging, which is engaged in the production and sale of grocery bags and sacks.

          The Company operates a cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill. The Company has a contract to sell a specified amount of electricity representing the cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company through 2013, subject to certain adjustments. Electricity sales pursuant to this agreement were $8.4 million, $7.5 million and $6.6 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

RAW MATERIALS The Company has contracts that covered approximately 50 percent of the Company's pulpwood and wood chip requirements in fiscal 1998. The Bogalusa, Louisiana mill uses approximately 75 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper, of which in the last three fiscal years approximately 35 to 45 percent was supplied by Weyerhaeuser Company (Weyerhaeuser), or its predecessor in interest, Hanson Natural Resources Company. The remainder was purchased on the open market. The Company has certain agreements through 2016 pursuant to which Weyerhaeuser is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at prices based on independent market transactions. Recycled fiber, which consists primarily of old corrugated containers (OCC) and double lined kraft (DLK) clippings, accounts for the remainder of the mill's fiber requirements.

          The Antioch, California mill uses 100 percent recycled fiber, primarily OCC. Over the last three fiscal years, approximately 80 to 85 percent of the OCC used as a source of recycled fiber was supplied under contracts with several suppliers at market prices. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide significant quantities of OCC at market prices. The remainder was purchased on the open market.

          The Pine Bluff, Arkansas mill uses approximately 70 to 75 percent wood chips, of which over the last three fiscal years approximately 21 to 32 percent was purchased from Weyerhaeuser, pursuant to a supply contract, with the remainder purchased under annual contracts with a number of different chip suppliers in the area. The contract with Weyerhaeuser provides for a supply of wood chips at market prices through June 30, 1999, at which time the Company anticipates it will be renegotiated. Recycled fiber, which consists primarily of DLK, accounts for the remainder of the mill's fiber requirements.

          During fiscal 1998, the Company's financial results were adversely affected by higher costs for wood chips. Fiber costs represented approximately 40 percent of the Company's containerboard and unbleached kraft paper costs in fiscal 1998. Average wood chip prices in fiscal 1998 increased approximately 12 percent as a result of increased demand and unseasonably wet weather in the southern U.S. By the end of fiscal 1998, however, wood chip costs had returned to prior year levels. Average delivered prices for OCC, on the other hand, decreased approximately $8 per ton, or approximately 8 percent from $104 per ton in fiscal 1997, due to slightly decreased domestic demand. The fiber market is difficult to predict and there can be no assurance of the future direction of OCC and wood chip prices. Future increases in fiber prices would adversely affect the Company's profitability.

ENERGY The Company's mills require significant amounts of steam and electricity in their operation. The Company has a supply agreement through 2003 pursuant to which Weyerhaeuser will provide hog fuel (which consists of bark and other residual fiber from trees) at contractual prices. The remainder of the hog fuel used by the Bogalusa mill is either purchased on the open market or is generated at several chip mills with which the Company has long-term supply agreements. In fiscal 1998, the Bogalusa mill produced all of its steam and generated approximately 65 percent of its electricity requirements. During the same period, the Antioch mill produced all of its steam and 98 percent of its electricity. The Antioch mill has a contract to sell electricity from its cogeneration facility to a public utility through 2013. See "Products." Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility.

          Energy costs accounted for approximately 10 percent in fiscal 1998 and fiscal 1997 and 8 percent in fiscal 1996 of the Company's containerboard and unbleached kraft paper production costs. Future increases in energy prices would adversely affect the Company's profitability.

COMPETITION Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital-intensive with high barriers to entry, because new facilities require substantial capital and can take at least two years to construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has fiber supply agreements. See "Raw Materials."

          In contrast to paper mills, which manufacture containerboard and unbleached kraft paper, converting facilities, which produce corrugated products and multiwall bags, have comparatively low barriers to entry. Competition in corrugated products and, to a lesser extent, multiwall bags is primarily localized, with proximity to customers an important factor in minimizing shipping costs. There are a substantial number of competitors in each of the geographic areas in which the Company's converting facilities are located. Many of such competing facilities are owned by other integrated producers.

ENVIRONMENTAL MATTERS Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. The Company made capital expenditures for environmental purposes of approximately $2 million, $1 million and $4 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental regulations.

          In November 1997, the Environmental Protection Agency promulgated new air standards for pulping processes together with new water quality discharge limitations into what is commonly referred to as the "Cluster Rule" regulations for pulp and paper mills. Guidelines for phase I of the Cluster Rule as it relates to air quality have been issued and are applicable to kraft, soda, sulfite or semi-chemical pulping processes, mechanical pulping processes, and processes using secondary or non-wood fibers, including unbleached paper mills, the type of mills the Company operates, (i.e., unbleached kraft, semi-chemical, dissolving kraft, dissolving sulfite, and non-wood chemical pulp). New effluent (water) guidelines contained in the Cluster Rule are applicable to bleached paper-grade kraft, soda, and bleached paper-grade sulfite mills only. Effluent guidelines for non-bleached paper mills are yet to be promulgated. The Company continues to evaluate the potential impact of the proposed rules on its operations and capital expenditures. Preliminary estimates indicate that the Company could be required to make capital expenditures of approximately $30 million over eight years, with approximately 75 percent of that amount to be spent in the first three years following issuance of the proposed rules. The ultimate financial impact of the regulations cannot be predicted with certainty and will depend on several factors including the actual requirements imposed under the final rules, new developments in process-control technology and the impact of inflation.

EMPLOYEES At September 30, 1998, the Company employed approximately 4,000 people. Approximately 67 percent of the Company's employees are hourly wage employees, who are members of various labor unions. The Company's labor agreements covering its employees at its Bogalusa, Antioch and Pine Bluff mills expire in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. At September 30, 1998, labor contracts covering approximately 4 percent of the Company's union employees had expired, and were subsequently renegotiated. In addition, labor contracts covering approximately 21 percent of the Company's union employees are scheduled to expire before the end of fiscal 1999. The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

Item 2.  PROPERTIES
--------------------------------------------------------------------------------


MANUFACTURING PROPERTIES The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities:



                                                                                    OWNED/
PLANT                             PRODUCTS                                          LEASED
-------------------------------------------------------------------------------------------
Mills:
Antioch, California               Containerboard                                    Owned
Bogalusa, Louisiana               Containerboard and unbleached kraft paper         Owned
Pine Bluff, Arkansas              Unbleached kraft paper and containerboard         Owned

Corrugated Plants:
Antioch, California               Corrugated containers                             Owned
Atlanta, Georgia                  Corrugated containers                             Owned
Bogalusa, Louisiana               Corrugated containers and solid fibre             Owned
Carol Stream, Illinois            Corrugated containers                             Owned
City of Industry, California      Corrugated sheets                                 Owned
Dallas, Texas                     Corrugated containers                             Leased
Gilroy, California                Corrugated containers                             Leased
Greenville, South Carolina        Corrugated containers                             Owned
Marion, Ohio                      Corrugated containers                             Owned
Newark, Delaware                  Corrugated containers                             Owned
Phoenix, Arizona                  Corrugated containers                             Owned
Raleigh, North Carolina           Corrugated containers                             Owned
St. Louis, Missouri               Corrugated containers                             Owned
San Antonio, Texas                Corrugated containers                             Leased
San Antonio, Texas                Corrugated sheets                                 Owned
Sunnyvale, California             Corrugated sheets                                 Owned
Tampa, Florida                    Corrugated containers                             Leased
Tipton, Indiana                   Corrugated sheets                                 Leased

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


          The Bogalusa mill has five paper machines with the capacity to produce linerboard, corrugating medium and unbleached kraft paper. The mill uses softwood and hardwood pulp and recycled fiber.

          The Antioch mill has one paper machine with the capacity to produce recycled linerboard and corrugating medium using 100 percent recycled fiber. The Pine Bluff mill has one paper machine with the capacity to produce unbleached kraft paper and linerboard. The mill uses softwood pulp and recycled fiber. See "Business - Products."

OTHER PROPERTIES The Company leases its executive and general and administrative offices in Deerfield, Illinois. It also leases numerous warehouse facilities and sales offices throughout the U.S.

Item 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 16 of Notes to Consolidated Financial Statements." The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company since its organization in 1986. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., a real estate investment company. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products. He is currently serving on the Board of Directors of the American Forest and Paper Association.

          Dale E. Stahl has served as President and Chief Operating Officer of the Company since August 1988. From March 1988 through August 1988, Mr. Stahl served as Vice President of the Company. From 1978 to 1988, he was employed by Union Camp Corporation, an integrated paper packaging manufacturer, starting in sales and ultimately being promoted to Vice President-General Manager of the container division. He is currently a director and member of the Compensation Committee of AMCOL International Corporation, a diversified specialty mineral, chemical and environmental company.

          Daniel P. Casey has served as Executive Vice President and Chief Financial Officer of the Company since February 1990. From July 1988 through February 1990, Mr. Casey served as Senior Vice President-Financial and Legal Affairs of the Company and from January 1988 through June 1988 in the same position for each of the Company and Mid-America Packaging, Inc. (Mid-America), which merged with the Company in June 1988. From March 1987 through January 1988, Mr. Casey served as Vice President-Financial and Legal Affairs for each of the Company and Mid-America.

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

PART 2
--------------------------------------------------------------------------------
Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER
--------------------------------------------------------------------------------
         MATTERS
--------------------------------------------------------------------------------


The Company had 615 and 13 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 30, 1998.

          The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1996, all outstanding Warrants became exercisable and could be exchanged for one share of Class A Common Stock. As of September 30, 1998, the Company had outstanding 53,273,928 shares of Class A Common Stock (including 1,783,330 shares held in trust for the benefit of the Warrant holders) and 1,783,330 Warrants. See "Note 12 of Notes to Consolidated Financial Statements."

          Information with respect to quarterly high and low stock prices for the Company's Class A Common Stock and Warrants for each quarterly period for fiscal 1998 and fiscal 1997 is contained in "Note 20 of Notes to Consolidated Financial Statements."

          The Company's Board of Directors authorized in fiscal 1996 the repurchase of up to 6 million shares of the Company's Class A Common Stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option plans and employee stock purchase plan. No shares were repurchased in fiscal 1998 or fiscal 1997. In fiscal 1996, the Company repurchased 1,570,500 shares at a cost of $11.6 million.

          The Company neither declared nor paid any dividends on its common stock during fiscal 1998, fiscal 1997 or fiscal 1996. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock is limited under the terms of its debt agreements. See "Note 9 of Notes to Consolidated Financial Statements."

Item 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------

The following table sets forth selected historical consolidated financial data for the Company. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


INCOME STATEMENT DATA:                                                        Year Ended September 30, (1)
                                                              ------------------------------------------------------------
In millions, except per share data                              1998          1997       1996       1995            1994
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 842.6      $ 759.3      $ 922.0    $1,051.4        $784.4
Cost of goods sold                                              758.0        717.3        716.2       755.0         691.4
--------------------------------------------------------------------------------------------------------------------------
Gross margin                                                     84.6         42.0        205.8       296.4          93.0
Selling and administrative costs                                (91.3)       (81.1)       (99.1)      (95.5)        (81.0)
Non-recurring operating charges (2)                                -           -           (8.1)       (5.4)        (15.5)
--------------------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                                        (6.7)       (39.1)        98.6       195.5          (3.5)
Interest expense - net                                          (82.1)       (80.7)       (78.3)      (86.1)        (80.3)
Other income (expense) - net                                     (4.2)        (1.6)        (0.2)        0.6          (0.2)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               (93.0)      (121.4)         20.1      110.0         (84.0)
Income tax benefit (provision)(3)                                35.6         47.1         (8.3)       24.2            -
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before
   extraordinary items                                          (57.4)       (74.3)        11.8       134.2         (84.0)
Extraordinary loss (4)                                          (25.1)        (7.7)        (3.2)        -             -
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $ (82.5)     $ (82.0)     $   8.6      $134.2        $(84.0)
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Diluted:
     Income (loss) before
       extraordinary items                                    $ (1.08)     $ (1.40)     $  0.22      $ 2.44        $(1.57)
     Extraordinary loss (4)                                     (0.47)       (0.15)       (0.06)        -             -
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $ (1.55)     $ (1.55)     $  0.16      $ 2.44        $(1.57)
--------------------------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding                                            53.2         52.8         54.7         55.1         53.6
--------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:                                                                September 30,
                                                              ------------------------------------------------------------
In millions                                                     1998         1997        1996         1995           1994
--------------------------------------------------------------------------------------------------------------------------
Current assets                                                $ 210.8      $ 204.2      $ 236.1      $306.3        $206.7
Property - net                                                  573.4        586.1        612.3       640.0         592.9
Other assets                                                    195.6        139.6         84.6        41.7          43.5
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                  $ 979.8      $ 929.9      $ 933.0      $988.0        $843.1
--------------------------------------------------------------------------------------------------------------------------

Current liabilities                                           $ 137.2      $ 167.3      $ 166.3      $149.9        $135.1
Long-term debt (less current maturities)                        863.3        701.7        623.1       671.5         696.8
Other long-term liabilities and
   deferred income taxes                                         26.8         26.3         29.1        53.4          35.0
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                             1,027.3        895.3        818.5       874.8         866.9
Stockholders' equity (deficit)                                  (47.5)        34.6        114.5       113.2         (23.8)
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity (deficit)                              $ 979.8      $ 929.9      $ 933.0      $988.0        $843.1
--------------------------------------------------------------------------------------------------------------------------



(1) The Company operates on a 52/53-week fiscal year. All fiscal years from 1994 through 1998 are on a 52-week year except fiscal 1996, which was a 53-week year.

(2) In fiscal 1996, the Company recorded an $8.1 million charge against operating earnings for costs associated with a staff reduction program. See "Note 2 of Notes to Consolidated Financial Statements."

         In fiscal 1995, the Company recorded an $5.4 million charge against operating earnings for costs associated with an optional early retirement program at the California mill.

         In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million primarily for various asset write-downs and other costs associated with the relocation of three facilities, the closure of a corrugated container plant and the sale of a corrugated container plant.

(3) In fiscal 1995, the Company recorded a $24.2 million income tax benefit primarily due to the recognition of tax benefits of which substantial doubt as to their realization had previously existed.

 (4) In fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million principal amount) due in 2005 (the Old Notes). The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million. In addition, in fiscal 1998, the Company refinanced and expanded its existing revolving credit facility, establishing a term loan of $125 million due in 2004 and a new revolving credit facility of $175 million due in 2003 (collectively, the New Credit Facility). In conjunction with this refinancing, an extraordinary loss of $1.2 million was recognized, net of an income tax benefit of $0.7 million. See "Note 3 of Notes to Consolidated Financial Statements."

         In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 and used the proceeds to redeem and retire all its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due in 2001 and to repay borrowings under the revolving portion of its credit facilities. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million. See "Note 3 of Notes to Consolidated Financial Statements."

          In fiscal 1996, the Company recorded an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million, on the early retirement of approximately $75.2 million principal amount of the Company's publicly traded debt. See "Note 3 of Notes to Consolidated Financial Statements."


--------------------------------------------------------------------------------
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL Demand for corrugated containers, containerboard and unbleached kraft paper is cyclical and has historically corresponded to changes in the rate of growth in the U.S. economy and exchange rates for the U.S. dollar. Growth in the U.S. economy generally stimulates demand for packaging products. In addition, weakness of the U.S. dollar versus the currencies of the United States' major trading partners stimulates domestic demand for corrugated products and makes export sales of containerboard more price-competitive.

          The cyclical nature of demand is accentuated by the inelasticity of supply, due to the capital-intensive nature of the industry. Because productive capacity cannot be added quickly, containerboard and unbleached kraft paper inventory levels tend to fall during periods of rising demand, exerting upward pressure on prices. In periods when capacity exceeds demand, efforts to control inventory levels can be viewed as limited, because containerboard and unbleached kraft paper mills operate most economically near capacity operating levels.

          Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. The Company can vary its production of unbleached kraft paper, depending on market conditions, because all four of the Company's paper machines that produce unbleached kraft paper also have the capability to produce containerboard.

          From the fall of 1989 through the fall of 1993, published linerboard and grocery sack paper transaction prices declined approximately 27 percent and 34 percent, respectively. Published industry prices for linerboard and grocery sack paper recovered significantly throughout fiscal 1994 and fiscal 1995, increasing approximately 80 percent and 84 percent, respectively, and reaching record highs. Increases in industry containerboard capacity and softening demand for corrugated containers contributed to an approximately 35 percent decrease in published prices for linerboard between September 1995 and September 1996. Between September 1996 and June 1997, published industry prices for linerboard decreased an additional 10 percent before recovering in the fourth quarter of fiscal 1997. At September 1998, published prices for linerboard were approximately 19 percent higher than June 1997 levels. November 1998 published industry prices for linerboard have decreased approximately 5 percent from September 1998 levels.

RESULTS OF OPERATIONS Year ended September 30, 1998 (fiscal 1998) compared with Year ended September 30, 1997 (fiscal 1997). Net sales for fiscal 1998 were $842.6 million, an increase of 11 percent compared with net sales of $759.3 million in fiscal 1997. The operating loss for fiscal 1998 was $6.7 million compared with $39.1 million in fiscal 1997. Fiscal 1998 resulted in a net loss of $82.5 million or $1.55 per share, after a $25.1 million extraordinary loss ($0.47 per share) on the early retirement of debt. In fiscal 1997, the net loss was $82.0 million, or $1.55 per share, after a $7.7 million extraordinary loss ($0.15 per share) on the early retirement of debt.

          Sales and earnings in fiscal 1998 were favorably affected by higher average selling prices for the Company's products which increased net sales by approximately $58 million compared with the prior year. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 15 percent, 14 percent and 8 percent, respectively, in fiscal 1998 over fiscal 1997. Average selling prices increased approximately 7 percent for unbleached kraft paper and 6 percent for multiwall bags compared to the prior year. Higher volumes of corrugated products shipped in fiscal 1998 increased sales by approximately $23 million compared to fiscal 1997.

          Corrugated shipments increased approximately 5 percent in fiscal 1998 to 14.3 billion square feet compared to 13.6 billion square feet in fiscal 1997, primarily due to the start-up of a new sheet feeder facility in the first quarter of fiscal 1998. Multiwall bag shipments increased approximately 4 percent to 59 thousand tons in fiscal 1998 compared to 57 thousand tons in the prior year. Total mill production decreased to 4,189 tons per day (TPD, calculated on the basis of the number of days in the period) in fiscal 1998 compared to 4,235 TPD in fiscal 1997. Containerboard production was essentially flat with 3,474 TPD in fiscal 1998 compared with 3,470 TPD in the prior year. Unbleached kraft paper production decreased to 715 TPD in fiscal 1998 from 765 TPD in fiscal 1997 due primarily to market-related downtime.

          Gross margin increased to $84.6 million from $42.0 million in the prior year. Gross margin was favorably impacted by higher volume ($6 million) and higher average selling prices ($50 million) for the Company's products. The favorable impact was reduced somewhat by higher fiber costs ($9 million) and incremental fixed costs associated with the start-up of the new sheet feeder facility ($5 million). Increased fiber costs are primarily due to higher prices for wood chips with an average delivered cost increase of approximately 12 percent in fiscal 1998 compared to the prior year. The increase in wood chip cost is due to unseasonably wet weather in the southern U.S. and increased demand. Meanwhile, old corrugated container (OCC) costs decreased by approximately 8 percent in fiscal 1998 compared to fiscal 1997, which partially offset the effect of the increased wood chip costs.

          Selling and administrative costs were $91.3 million for fiscal 1998 compared to $81.1 million in the prior year. This increase was due primarily to higher information system costs principally related to the year 2000 effort, higher costs associated with employee recruitment and retention, incremental costs for the new sheet feeder facility and general inflation.

          Net interest expense increased to $82.1 million in fiscal 1998 from $80.7 million in fiscal 1997. Higher average debt levels increased interest expense by approximately $8 million, while lower average borrowing rates reduced interest expense by approximately $7 million. The lower average borrowing rates are the result of the fiscal 1998 refinancing of the Company's 12 3/4% Senior Subordinated Discount Debentures due 2005, and the refinancing of the Company's 11 1/2% Senior Notes due 2001 in mid-fiscal 1997.

          The Company recognized a tax benefit of $35.6 million in fiscal 1998 compared to $47.1 million in fiscal 1997. The tax benefit decreased in the year-over-year comparison primarily due to improved operating results in fiscal 1998 over fiscal 1997. The effective tax rates in fiscal 1998 and fiscal 1997 were approximately 38 and 39 percent, respectively.

          The Company recognized an extraordinary loss of $25.1 million in fiscal 1998 relating to the refinancing of a portion of its long-term debt. The Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 and used the proceeds to defease and subsequently retire all outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal balance) due 2005 (the Old Notes). In conjunction with the early retirement of the Old Notes, approximately $6.1 million of deferred financing fees were written off, a redemption premium of approximately $25.8 million was paid and approximately $6.8 million of interest was paid. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million. Also in fiscal 1998, the Company refinanced and expanded its existing revolving credit facility (the Old Facility), establishing a term loan of $125 million due in 2004 and a new revolving credit facility of $175 million due in 2003 (collectively, the New Credit Facility). Proceeds from the term loan were used: (i) to repay the outstanding balance on the Old Facility ($95.5 million), which was terminated; (ii) to repay a portion of the Company's trade receivable facility ($19.5 million); (iii) to pay fees and expenses; and (iv) for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. The refinancing of the Old Facility resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

          During fiscal 1997, the Company recognized an extraordinary loss of $7.7 million relating to the refinancing of a portion of its long-term debt. The Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 and used the proceeds to redeem and retire all of its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 and to repay borrowings under the revolving portion of its credit agreements. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

          Year ended September 30, 1997 (fiscal 1997) Compared with Year ended September 30, 1996 (fiscal 1996). Net sales for fiscal 1997 were $759.3 million, a decrease of approximately 18 percent compared to net sales of $922.0 million for fiscal 1996. The operating loss for fiscal 1997 was $39.1 million compared to operating earnings of $98.6 million for fiscal 1996 after non-recurring operating charges of $8.1 million. The net loss was $82.0 million, or $1.55 per share, after a $7.7 million extraordinary loss ($0.15 per share) on the early retirement of debt, versus net income in fiscal 1996 of $8.6 million, or $0.16 per share, after a $3.2 million extraordinary loss ($0.06 per share) on the early retirement of debt.

          Sales and earnings in fiscal 1997 were adversely affected by declining product prices, which resulted in significantly lower average selling prices for the Company's products compared to fiscal 1996. Lower average selling prices decreased net sales by approximately $132 million versus the prior fiscal year. In addition, net sales were lower by $57 million as a result of the exchange of the Company's grocery bag manufacturing assets for a 35 percent equity interest in S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Smurfit-Stone, in the fourth quarter of fiscal 1996. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products decreased approximately 20 percent, 16 percent and 19 percent, respectively, in fiscal 1997 compared to fiscal 1996. Average selling prices for the Company's unbleached kraft paper and multiwall bags decreased approximately 13 percent and 5 percent, respectively, in fiscal 1997 versus the prior year.

          Sales in fiscal 1997 benefited from record mill production. Increased volume had a favorable effect on net sales of approximately $26 million. Total mill production increased approximately 3 percent in fiscal 1997 compared to the prior year. Production in fiscal 1996 benefited from an extra week in the fiscal year. Adjusting for the extra week in fiscal 1996, production increased approximately 5 percent in fiscal 1997. In fiscal 1997, production of linerboard increased approximately 4 percent to 3,470 tons per day (TPD, calculated on the basis of the number of days in the period) from 3,351 TPD while production of unbleached kraft paper increased approximately 10 percent to 765 TPD from 693 TPD in the prior year.

          Corrugated shipments were a record 13.6 billion square feet in fiscal 1997, an increase of more than 2 percent from fiscal 1996. Adjusting for the extra week in fiscal 1996, corrugated shipments increased approximately 4 percent. Multiwall bag shipments were a record 57 thousand tons in fiscal 1997, an increase of approximately 10 percent from fiscal 1996.

          Gross margin for fiscal 1997 decreased to $42.0 million from $205.8 million in the prior-year period, primarily due to lower selling prices for the Company's products. Lower average net selling prices, including the effect of higher containerboard and unbleached kraft paper costs on the Company's converting facilities ($16 million), reduced gross margin by approximately $148 million. In addition, gross margin was adversely affected by higher costs for fiber ($24 million), energy ($7 million) and labor ($2 million). These unfavorable variances were partially offset by higher volume, which increased gross margin by approximately $17 million.

          Selling and administrative costs for fiscal 1997 were $18.0 million lower than fiscal 1996. The decrease is primarily the result of the exchange of the Company's grocery bag and sack manufacturing net assets for its interest in S&G Packaging, and a decrease in incentive compensation as a result of reduced profitability.

          Net interest expense increased to $80.7 million in fiscal 1997 from $78.3 million in fiscal 1996, primarily due to higher average debt levels.

          During the third quarter of fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 and used the proceeds to redeem and retire all of its outstanding 11 1/2% Senior Notes ($179.7 million principal amount) due 2001 and to repay borrowings under the revolving portion of its credit agreements. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

          During fiscal 1996, the Company repurchased and retired $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchase, $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

GENERAL The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

          Net cash used for operations for fiscal 1998 was $57.5 million compared to $66.5 million for the prior year. The improvement was due to improved operating results, offset in part by an increase in cash used for working capital.

          Capital expenditures of $39.7 million in fiscal 1998 increased $8.6 million from fiscal 1997. In addition to the capital spending, the Company acquired $10.2 million and $2.4 million of equipment financed by capital leases or debt obligations secured by the assets acquired in fiscal 1998 and fiscal 1997, respectively. Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced paper making technology, improve product quality, realize operating efficiencies and maintain its existing facilities. As part of a major capital expenditure program completed in fiscal 1990, the Company invested approximately $240 million to expand capacity, improve operating efficiencies and enhance product quality at the Company's mills, providing the Company with a high-quality, cost-effective mill system. Over the last five years, the Company has focused its capital plan on upgrading and expanding its corrugated container, sheet feeder and multiwall bag plants. The goal of this capital plan is to increase capacity and achieve quality enhancements and cost efficiencies. For fiscal 1999, capital spending is not expected to exceed $40 million, while capital spending beyond fiscal 1999 is expected to approximate the Company's annual depreciation expense. Capital spending will, however, be adjusted from time to time as market conditions and available cash flows dictate.

          At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. In fiscal 1998, the Company increased its demolition efforts and incurred approximately $4.7 million of costs for demolition and asbestos removal and to maintain the East Mill. Such costs were net of proceeds from the sale of scrap. Management expects to complete the remainder of its demolition and asbestos removal efforts during fiscal 1999. At September 30, 1998, balance sheet reserves for demolition and asbestos removal were approximately $3.0 million and the net book value of the East Mill was $7.5 million.

          In fiscal 1994, the Company recognized non-recurring operating charges of $15.5 million, primarily for various asset write-downs and other costs associated with the relocation of three facilities, the closure of a corrugated container plant and the sale of a corrugated container plant. In fiscal 1998, fiscal 1997 and fiscal 1996, the Company charged approximately $0.3 million, $0.8 million and $1.8 million, respectively, of costs associated with the fiscal 1994 charges to balance sheet accruals. At September 30, 1998, the Company had balance sheet accruals for such costs of $0.4 million (primarily lease termination costs) and anticipates incurring such costs in fiscal 1999.

          In fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of the Company's common stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option and employee stock purchase plans. During fiscal 1996, the Company purchased approximately 1.6 million shares of its common stock at a cost of $11.6 million. No shares were repurchased during fiscal 1997 or fiscal 1998.

LIQUIDITY At September 30, 1998, the Company had cash and equivalents of $5.7 million, a decrease of $0.4 million from September 30, 1997 as cash used for operations and investments exceeded cash provided by financing. Total debt increased by $156.9 million from $716.1 million at September 30, 1997 to $873.0 million at September 30, 1998. The increase in total borrowings was primarily due to increased primary working capital ($40.5 million), capital expenditures ($39.7 million) and interest payments on the Company's public debt securities ($54 million). In addition, the Company increased total debt by $45.7 million in connection with the retirement of the Old Notes in fiscal 1998 as described above. At September 30, 1998, the Company had $38.5 million of borrowings outstanding and approximately $199 million available under the revolving portion of its credit agreements.

          During fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 and used the proceeds to retire all of its outstanding 12 3/4% Senior Subordinated Discount Debentures due 2005. In addition, during 1998 the Company entered into a New Credit Facility with a group of lenders. The New Credit Facility is comprised of a six-year $125 million B Tranche term loan and a five-year $175 million revolving credit facility. The proceeds from the term loan were used: (i) to repay the outstanding balance on the Old Facility ($95.5 million), which was terminated;
(ii) to repay a portion of the Company's trade receivable facility ($19.5 million); (iii) to pay fees and expenses; and (iv) for general corporate purposes.

          At September 30, 1998, the Company had primary working capital of $153.3 million, an increase of $40.5 million from September 30, 1997, primarily due to increased accounts receivable and decreased trade payables. The increase in accounts receivable was primarily due to higher average net selling prices for the Company's products.

          Strengthening industry fundamentals, including year-over-year growth in corrugated product shipments and strong export demand for linerboard, resulted in a $50 per ton increase in published industry prices for containerboard in October 1997 (and subsequent increases in converted product prices). However, published prices of containerboard have since declined approximately $40 per ton.

          Average wood chip prices in fiscal 1998 increased approximately 12 percent as a result of higher demand and unusually wet weather in the southern U.S. By the end of fiscal 1998, however, wood chips had returned to prior-year levels. Average delivered prices for OCC decreased approximately $8 per ton, or approximately 8 percent from $104 per ton in fiscal 1997. The fiber market is difficult to predict and there can be no assurance of the future direction of OCC and wood chip prices.

          Based upon current prices and raw material costs, and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is price improvement, however, the Company will need to seek covenant modifications to its credit agreement by the end of March 1999 to maintain continued access to its liquidity. Management believes that the necessary covenant modifications can be secured.

PENDING ACCOUNTING STANDARDS In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments of their business. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

          In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in fiscal 1999 and will not impact the results of operations, financial position or cash flows of the Company.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement is effective for fiscal years beginning after June 15, 1999. The statement will be adopted in fiscal 2000. The Company anticipates that it will not have a material impact on the results of operations, financial position or cash flows of the Company.

YEAR 2000 READINESS DISCLOSURE The "Year 2000 Issue" refers generally to the potential problems that software and processing systems could encounter in determining the correct century for the year. Software and processing systems with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or the creation of erroneous results.

          The Company has developed a comprehensive phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The Company's IT and non-IT systems are comprised of computers and application software for financial and business management, electronic data interchange, process control and equipment monitoring, telecommunications, and environmental controls. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrade, replacement, and deployment of certain products), validation testing, and contingency planning. The Company believes that, by modifying or upgrading existing systems, and/or converting to new systems, the Year 2000 Issue can be resolved without material operational difficulties. Based on current estimates, the Company expects to spend approximately $6 million through fiscal 1999 to correct the Year 2000 Issue, of which approximately $2 million has been incurred through fiscal 1998. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under its revolving credit agreements.

          The Company has largely completed the awareness and assessment portion of its Year 2000 readiness plan. Remediation and implementation activities for business-critical items are proceeding and are scheduled to be completed by mid-1999. Verification testing will continue through the remainder of 1999. IT systems are being verified for accuracy across the Year 2000 boundary as well as other special calendar date situations. A national consulting firm specializing in Year 2000 issues assisted the Company throughout the planning process and has been retained to assist in the Year 2000 verification testing. The testing approach employed is intended to identify all potential problems with processing the Year 2000. It is impractical to assure that all potential problems will be identified during these testing procedures. Therefore, the Company may experience a greater-than-normal need for support activities immediately following the change in the millennium. The IT staff, with the assistance of designated outside vendor support, is prepared to react and correct these problems in a timely fashion, as it does with problems that occur in the normal course of business. A consulting firm specializing in industrial controls has been retained to develop an equipment inventory and to assist in the validation of equipment compliance for certain non-IT systems at the Company's paper mills. At its other facilities, internal resources, both operational and IT staff, are being used to inventory and to assist in the validation of the non-IT systems.

          The Company believes that many of its customers, suppliers and financial institutions are also impacted by the Year 2000 Issue, which could affect the Company. The Company is therefore conducting an assessment of the compliance efforts of the Company's critical customers, suppliers and financial institutions. At this time, the Company is unable to determine the impact of these third-party compliance efforts. If the Company's current or future customer or suppliers, however, fail to achieve Year 2000 compliance, the Company believes that due to lack of concentration of major customers or critical suppliers results of operations, financial position or cash flow should not be materially adversely affected.

          The Company has projected that the "most likely worst-case Year 2000 scenario" would be the result of unidentified Year 2000 issues, which could result in unplanned downtime at a rate higher than is normally experienced. Contingency plans are currently being developed and are expected to be completed by mid-1999 to respond to the likelihood of these higher-than-normal system incidents. Any system failure which results in a business disruption is expected to be handled in a timely fashion, as would normal day-to-day failures. These potential disruptions should not result in a material adverse impact on the Company's results of operations, financial position or cash flow.

THE PRECEDING "YEAR 2000 READINESS DISCLOSURE" DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S BELIEFS OR EXPECTATIONS REGARDING FUTURE EVENTS. WHEN USED IN THE "YEAR 2000 READINESS DISCLOSURE" DISCUSSION, THE WORDS "BELIEVES," "PROJECTED," "EXPECTS," "ANTICIPATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS AS TO WHEN IT WILL COMPLETE THE REMEDIATION AND TESTING PHASES OF ITS YEAR 2000 PROGRAM AS WELL AS ITS YEAR 2000 CONTINGENCY PLANS; ITS ESTIMATED COST OF ACHIEVING YEAR 2000 READINESS; AND THE COMPANY'S BELIEF THAT ITS INTERNAL SYSTEMS AND ASSETS WILL BE YEAR 2000 COMPLIANT IN A TIMELY MANNER. ALL FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE PROJECTED RESULTS. FACTORS THAT MAY CAUSE THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE AVAILABILITY OF QUALIFIED PERSONNEL AND OTHER INFORMATION TECHNOLOGY RESOURCES; THE ABILITY TO IDENTIFY AND REMEDIATE ALL DATE-SENSITIVE LINES OF COMPUTER CODE OR TO REPLACE EMBEDDED COMPUTER CHIPS IN AFFECTED SYSTEMS OR EQUIPMENT; AND THE ACTIONS AND ABILITY OF THIRD-PARTY SUPPLIERS AND CUSTOMERS TO SUCCESSFULLY ELIMINATE THEIR YEAR 2000 PROBLEMS.

                         ------------------------------


FORWARD-LOOKING STATEMENTS IN THIS FILING, INCLUDING THOSE IN THE FOOTNOTES TO THE FINANCIAL STATEMENTS, ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "PROJECTED," "EXPECTS," "ANTICIPATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC AND BUSINESS CONDITIONS, COMPETITIVE MARKET PRICING, INCREASES IN RAW MATERIAL, ENERGY AND OTHER MANUFACTURING COSTS, FLUCTUATIONS IN DEMAND FOR THE COMPANY'S PRODUCTS, YEAR 2000 READINESS PROBLEMS, POTENTIAL EQUIPMENT MALFUNCTIONS AND PENDING LITIGATION.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                 Gaylord Container Corporation and Subsidiaries



INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
Independent Auditors' Report                                                          20
 ........................................................................................
Consolidated Balance Sheets at September 30, 1998 and 1997                            21
 ........................................................................................
Consolidated Statements of Operations for the Years
Ended September 30, 1998, 1997 and 1996                                               22
 ........................................................................................
Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1998, 1997 and 1996                                               23
 ........................................................................................
Consolidated Statements of Cash Flows for the Years
Ended September 30, 1998, 1997 and 1996                                               24
 ........................................................................................
Notes to Consolidated Financial Statements                                            25
 ........................................................................................

INDEPENDENT AUDITORS' REPORT



Gaylord Container Corporation:

          We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) at September 30, 1998 and 1997 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 1998, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.






Deloitte & Touche LLP


Chicago, Illinois
October 28, 1998

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 1998 AND 1997






In millions                                                       1998      1997
-----------------------------------------------------------------------------------
Current assets:
   Cash and equivalents                                          $  5.7    $  6.1
   Trade receivables
     (less allowances of $6.4 and $5.5, respectively) (Note 9)    122.4     100.6
   Inventories (Note 5)                                            73.2      77.4
   Prepaid expenses                                                 2.9       5.4
   Deferred income taxes (Note 8)                                   --        4.7
   Other                                                            6.6      10.0
-----------------------------------------------------------------------------------
     Total current assets                                         210.8     204.2
-----------------------------------------------------------------------------------
Property - net (Notes 6 and 14)                                   573.4     586.1
Other assets:
   Deferred charges (Note 7)                                       22.1      18.0
   Deferred income taxes (Note 8)                                 121.5      71.2
   Other (Notes 4 and 9)                                           52.0      50.4
-----------------------------------------------------------------------------------
Total                                                            $979.8    $929.9
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 9)                 $  9.7    $ 14.4
   Trade payables                                                  42.3      65.2
   Accrued interest payable                                        16.2      26.3
   Accrued and other liabilities (Note 10)                         69.0      61.4
-----------------------------------------------------------------------------------
     Total current liabilities                                    137.2     167.3
-----------------------------------------------------------------------------------
Long-term debt (Note 9)                                           863.3     701.7
Other long-term liabilities (Note 10)                              26.8      26.3
Commitments and contingencies (Note 16)                             --        --
Stockholders' equity (deficit)(Notes 11, 12 and 13)
   Class A common stock                                             --        --
   Capital in excess of par value                                 177.4     175.6
   Retained deficit (Note 9)                                     (210.6)   (128.1)
   Common stock in treasury - at cost                             (11.2)    (11.4)
   Minimum pension liability (Note 15)                             (3.1)     (1.5)
-----------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                         (47.5)     34.6
-----------------------------------------------------------------------------------
Total                                                            $979.8    $929.9
-----------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


In millions, except per share data                 1998        1997        1996
--------------------------------------------------------------------------------
Net sales                                      $  842.6    $  759.3    $  922.0
Cost of goods sold                                758.0       717.3       716.2
--------------------------------------------------------------------------------
   Gross margin                                    84.6        42.0       205.8
Selling and administrative costs                  (91.3)      (81.1)      (99.1)
Non-recurring operating charges (Note 2)           --          --          (8.1)
--------------------------------------------------------------------------------
   Operating earnings (loss)                       (6.7)      (39.1)       98.6
Interest expense - net (Note 9)                   (82.1)      (80.7)      (78.3)
Other expense - net                                (4.2)       (1.6)       (0.2)
--------------------------------------------------------------------------------
   Income (loss) before income taxes              (93.0)     (121.4)       20.1
Income tax benefit (provision)(Note 8)             35.6        47.1        (8.3)
--------------------------------------------------------------------------------
Income (loss) before extraordinary item           (57.4)      (74.3)       11.8
Extraordinary loss (Note 3)                       (25.1)       (7.7)       (3.2)
--------------------------------------------------------------------------------
   Net income (loss)                           $  (82.5)   $  (82.0)   $    8.6
--------------------------------------------------------------------------------

Earnings (loss) per share (Note 19):
   Basic:
     Income (loss) before extraordinary item   $  (1.08)   $  (1.40)   $   0.22
     Extraordinary loss (Note 3)                  (0.47)      (0.15)      (0.06)
--------------------------------------------------------------------------------
   Net income (loss)                           $  (1.55)   $  (1.55)   $   0.16
--------------------------------------------------------------------------------
   Diluted (1):
     Income before extraordinary item          $   --      $   --      $   0.22
     Extraordinary loss (Note 3)                   --          --         (0.06)
--------------------------------------------------------------------------------
   Net income                                  $   --      $   --      $   0.16
--------------------------------------------------------------------------------


(1)      Not presented where the effect of potential shares is antidilutive.


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                      Common stock
                                 ----------------------                                                                   Total
                                          Class A        Capital in   Retained         Treasury stock      Minimum     Stockholders'
                                 ----------------------  excess of    earnings     -----------------------  pension         equity
Dollars in millions               Shares      Dollars    par value    (deficit)      Shares      Dollars   liability      (deficit)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1995               54,124,530        $ -       $172.6      $(54.7)        47,003     $(0.4)      $(4.3)     $113.2
   Net Income                             -          -            -         8.6              -         -           -         8.6
   Stock repurchased                      -          -            -           -      1,570,500     (11.6)          -       (11.6)
   Options exercised                122,981          -          0.6           -             -          -           -         0.6
   Restricted stock - net            22,500          -            -           -             -          -           -           -
   Adjustment of minimum
       pension liability                  -          -            -           -             -          -         3.1         3.1
   Other                                  -          -          0.3           -       (35,725)       0.3           -         0.6
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1996               54,270,011          -        173.5       (46.1)     1,581,778     (11.7)       (1.2)      114.5
   Net Income                             -          -            -       (82.0)             -         -           -       (82.0)
   Options exercised                244,953          -          1.8           -              -         -           -         1.8
   Restricted stock - net            58,200          -            -           -              -         -           -           -
   Adjustment of minimum
       pension liability                  -          -            -           -              -         -        (0.3)       (0.3)
   Other                                  -          -          0.3           -        (35,575)      0.3           -         0.6
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1997               54,573,164          -        175.6      (128.1)     1,546,203     (11.4)       (1.5)       34.6
   Net Income                             -          -            -       (82.5)             -         -           -       (82.5)
   Options exercised                199,478          -          1.5           -              -         -           -         1.5
   Restricted stock - net            13,850          -            -           -              -         -           -           -
   Adjustment of minimum
       pension liability                  -          -            -           -              -         -        (1.6)       (1.6)
   Other                                  -          -          0.3           -        (33,639)      0.2           -         0.5
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1998               54,786,492        $ -       $177.4     $(210.6)     1,512,564    $(11.2)      $(3.1)     $(47.5)
------------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


In millions                                                            1998     1997      1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                                    $(82.5)   $(82.0)   $  8.6
Adjustments to reconcile net income (loss) to net cash provided by
 (used for) operations:
    Extraordinary loss (Note 3)                                        25.1       7.7       3.2
    Depreciation and amortization                                      65.6      65.1      64.5
    Non-cash interest expense                                           --        --       31.2
    Deferred income taxes                                             (30.1)    (48.9)      1.8
    Non-recurring operating charge (Note 2)                             --        --        8.1
    Acquisition restructuring expenditures                             (0.6)     (0.4)     (0.7)
    Change in current assets and liabilities,
      excluding acquisitions and dispositions:
        Receivables                                                   (21.8)     12.0      29.4
        Inventories                                                     4.1      (6.7)     (1.7)
        Prepaid expenses and other current assets                       4.7      (4.9)      0.5
        Accounts payable and other accrued liabilities                (24.7)     (7.5)     21.3
    Other - net                                                         2.7      (0.9)     (1.8)
----------------------------------------------------------------------------------------------------
Net cash provided by (used for) operations                            (57.5)    (66.5)    164.4
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENTS:
    Capital expenditures                                              (39.7)    (31.1)    (54.8)
    Capitalized interest                                               (1.6)     (0.8)     (0.8)
    Proceeds from asset sales                                           3.2       1.9       2.6
    Other investments - net                                            (4.6)     (3.7)      --
----------------------------------------------------------------------------------------------------
Net cash used for investments                                         (42.7)    (33.7)    (53.0)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
    Treasury stock purchases                                            --        --      (11.6)
    Early extinguishment of debt (Notes 3 and 9)                     (436.9)   (189.7)    (77.7)
    Issuance of debt (Notes 3 and 9)                                  575.0     225.0       --
    Senior debt repayments                                            (15.7)    (10.4)    (15.6)
    Debt issuance costs                                               (15.3)     (5.6)     (0.5)
    Revolving credit agreement borrowings - net                        (8.5)     47.0       --
    Other financing - net                                               1.2       0.8       0.7
----------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing                              99.8      67.1    (104.7)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                        (0.4)    (33.1)      6.7
Cash and equivalents, beginning of year                                 6.1      39.2      32.5
----------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                    $  5.7    $  6.1    $ 39.2
----------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


1. GENERAL/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall bags and, through a wholly owned, independently operated subsidiary, specialty chemicals. Corrugated containers and sheets, multiwall bags and solid fibre products collectively represent approximately 80 percent of the Company's net sales while the remaining 20 percent primarily consist of containerboard and unbleached kraft paper sales. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper, which it converts into multiwall bags or, through a joint venture, into grocery bags and sacks or sells to independent converters.

          The Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, fourteen corrugated container plants, four corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and, through a wholly owned, independently operated subsidiary, a specialty chemical facility.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results may differ from such estimates.

Summary of Significant Accounting Policies - The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below:

          Basis of Consolidation - The consolidated financial statements at September 30, 1998 and 1997 and for the years ended September 30, 1998 (fiscal
1998), September 30, 1997 (fiscal 1997) and September 30, 1996 (fiscal 1996) include all the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53-week fiscal year. Fiscal 1998 and fiscal 1997 were 52-week fiscal years, while fiscal 1996 was a 53-week fiscal year. Certain amounts on the Consolidated Statements of Cash Flows for fiscal 1997 and fiscal 1996 have been reclassified to conform with the current year presentation.

          Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with which the Company has reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the Consolidated Statements of Operations. In the Consolidated Balance Sheets, however, trade receivables due from and trade payables due to Exchange Partners are not eliminated because a contractual right of offset does not exist.

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

          Property is stated at cost and includes interest expense capitalized during construction periods. Maintenance and repairs are charged to expense as incurred. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

          Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.

          Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized. Amortization of deferred financing costs is computed using the straight-line method over the term of the related debt and is classified as interest expense.

          Investment in Affiliates - The equity method of accounting is applied to affiliates in which the Company's ownership interest is greater than 20 percent but less than or equal to 50 percent. Goodwill is recognized for investments in affiliates where cost exceeds the Company's equity in net assets acquired. In general, goodwill is amortized over the average remaining useful life of the unconsolidated affiliate's property, plant and equipment or such shorter period as circumstances indicate. The Company's proportionate share of earnings in unconsolidated affiliates accounted for by the equity method, net of amortization of goodwill, is included in "Other expense - net" in the Company's Consolidated Statements of Operations. The cost method of accounting is applied to affiliates in which the Company's ownership interest is less than or equal to 20 percent.

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

          Earnings Per Common Share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", adopted by the Company on October 1, 1997. Amounts previously reported have been restated (see
Note 19).

2. NON-RECURRING OPERATING CHARGES In the fourth quarter of fiscal 1996, the Company recorded an $8.1 million pre-tax charge for costs associated with a staff reduction program, which eliminated approximately 8 percent of the Company's salaried positions.

3. EXTRAORDINARY ITEMS During fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 and used the proceeds to defease and subsequently retire all of its outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). In conjunction with the defeasance and subsequent retirement of the Old Notes, approximately $6.1 million of deferred financing fees were written off, a redemption premium of approximately $25.8 million was paid, and approximately $6.8 million of net interest was paid. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

          The Company refinanced and expanded in fiscal 1998 its existing revolving credit facility (the Old Facility), establishing a 6-year, B Tranch term loan ($125 million outstanding principal) due 2004 (the Term Loan Facility) and a new 5-year revolving credit facility of $175 million due 2003, (the Revolving Credit Facility) (collectively, the New Credit Facility). Proceeds from the term loan were used: (i) to repay the outstanding balance on the Old Facility ($95.5 million), which was terminated; (ii) to repay $19.5 million of the Trade Receivable Facility as defined below; (iii) to pay fees and expenses; and (iv) for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

          During fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due 2007 and used the proceeds to retire all its outstanding 11 1/2% Senior Subordinated Discount Debentures ($179.7 million principal amount) due 2001 and to repay borrowings under the revolving portion of its credit

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


agreements. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

          During fiscal 1996, the Company repurchased and retired approximately $75.2 million principal amount of its publicly traded debt securities. In conjunction with the repurchases, approximately $1.5 million of deferred financing fees were written off. These transactions resulted in an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million.

4. INVESTMENT IN AFFILIATES In July 1996, the Company contributed grocery bag manufacturing net assets with a carrying value of approximately $32.3 million (of which Property - net accounted for approximately $25.1 million), to S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Smurfit-Stone Container Corporation (Smurfit-Stone), in exchange for a 35 percent equity interest in the new company. The Company has the option to increase its ownership interest by an additional 15 percent at anytime before July 2001. The recent merger of Stone Container Corporation with Jefferson Smurfit Corporation triggers a potential termination event which gives the Company the option to purchase, at fair value, Smurfit-Stone's 65 percent interest in S&G Packaging. The Company has until March 18, 1999 to notify Smurfit-Stone of its intent. Beginning July 13, 1996, the financial results of S&G Packaging were reported on the equity method of accounting. Product sales to S&G Packaging during fiscal 1998, fiscal 1997 and fiscal 1996 were approximately $46.3 million, $38.4 million and $6.8 million, respectively.

          The Company owns a 50 percent interest in Gaylord Central National, Inc. (GCN), a joint venture corporation formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during fiscal 1998, fiscal 1997 and fiscal 1996 were approximately $22.1 million, $30.8 million and $38.2 million, respectively.

          The Company has a 50 percent ownership interest in two corporations that, through wholly owned subsidiaries, produce corrugated sheets and corrugated containers in Mexico. Product sales to these companies during fiscal 1998, fiscal 1997, and fiscal 1996 were approximately $4.1 million, $4.9 million and $6.4 million, respectively.

5. INVENTORIES
Inventories consist of:

                                                 September 30,
                                             ----------------------
IN MILLIONS                                    1998          1997
--------------------------------------------------------------------------------
Finished products                            $  19.0       $  22.5
In process                                      31.6          39.3
Raw materials                                   12.4           9.2
Supplies                                        13.6          15.0
--------------------------------------------------------------------------------
                                                76.6          86.0
LIFO valuation adjustment                       (3.4)         (8.6)
--------------------------------------------------------------------------------
        Total                                $  73.2       $  77.4
================================================================================

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries



6. PROPERTY - NET
Property consists of:


                                                     September 30,
                                              ---------------------------
IN MILLIONS                                       1998           1997
--------------------------------------------------------------------------------
Land                                          $     17.6     $     17.6
Buildings and improvements                         147.8          142.7
Machinery and equipment                            900.1          884.4
Construction-in-progress                            38.6           16.8
--------------------------------------------------------------------------------
                                                 1,104.1        1,061.5
Accumulated depreciation                          (530.7)        (475.4)
--------------------------------------------------------------------------------
        TOTAL                                 $    573.4     $    586.1
================================================================================


          Depreciation expense was $60.4 million, $59.9 million and $59.5 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. In fiscal 1999, depreciation expense is expected to decline by approximately $12 million, as a significant portion of property purchased as a part of the 1986 acquisition of the Company from Crown Zellerbach will be fully depreciated in November 1998.


7. DEFERRED CHARGES
Deferred charges consist of:

                                                           September 30,
                                                  ------------------------------
IN MILLIONS                                           1998            1997
--------------------------------------------------------------------------------
Deferred financing costs                          $    23.4      $    39.0
Intangibles                                             4.7            4.2
--------------------------------------------------------------------------------
                                                       28.1           43.2
Accumulated amortization                               (6.0)         (25.2)
--------------------------------------------------------------------------------
      Total                                       $    22.1      $    18.0
================================================================================


          Amortization of deferred charges during fiscal 1998, fiscal 1997 and fiscal 1996 was approximately $3.3 million, $3.6 million and $4.3 million, respectively. Included in these amounts is amortization of deferred financing costs incurred during fiscal 1998, fiscal 1997 and fiscal 1996, and recognized in interest expense - net, of approximately $2.8 million, $3.1 million and $3.3 million, respectively. During 1998, the Company wrote off approximately $6.1 million of deferred financing fees relating to the early retirement of its 12 3/4% Senior Subordinated Discount Debentures and $1.9 million relating to the refinancing of the revolving credit facility and deferred approximately $15.3 million of financing fees related to such refinancings. In fiscal 1997, the Company wrote off approximately $2.8 million of deferred financing fees related to the refinancing of its 11 1/2% Senior Notes, and deferred approximately $5.5 million of financing fees related to the issuance of the 9 3/4% Notes
(see Note 3).

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

8. INCOME TAXES

The net deferred income tax assets (liabilities) both current and non-current, result from the tax effects of the following temporary differences:



                                             September 30,
                                     ------------------------------
IN MILLIONS                             1998              1997
--------------------------------------------------------------------------------
CURRENT
Deferred tax assets:
     Inventory valuation             $     --          $     4.7
--------------------------------------------------------------------------------
Deferred tax asset                   $     --          $     4.7
--------------------------------------------------------------------------------
NON-CURRENT
Deferred tax assets:
     Net operating loss              $   245.1         $   137.2
     Original issue discount               --               58.6
     Asset write-down                     41.3              41.9
     Debt restructuring expenses           1.3               1.7
     Other long-term liabilities           2.6               3.0
     Deferred compensation                 9.9               9.5
     Other                                 8.1              12.7
--------------------------------------------------------------------------------
         Sub-total                       308.3             264.6
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                        172.0             179.1
     Capitalized interest                 13.2              12.5
     Other                                 1.6               1.8
--------------------------------------------------------------------------------
         Sub-total                       186.8             193.4
--------------------------------------------------------------------------------
Net non-current deferred tax asset   $   121.5         $    71.2
================================================================================


          The current income tax provision for fiscal 1998, fiscal 1997 and fiscal 1996, principally for state income taxes and Alternative Minimum Tax
(AMT), was $0, $1.9 million and $4.2 million, respectively. The deferred income tax benefit for fiscal 1998 and fiscal 1997 was $51.1 million and $54.0 million, respectively. The deferred income tax provision for fiscal 1996 was $1.8 million, net of the deferred tax benefit related to the extraordinary loss (see
Note 3). Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return. Such temporary differences for fiscal 1998, fiscal 1997 and fiscal 1996 and their related deferred income tax benefit (provision) follow:

                                                            Year Ended September 30,
                                                    ------------------------------------------
IN MILLIONS                                            1998          1997       1996
----------------------------------------------------------------------------------------------
Depreciation expense                                $     7.1     $    (0.5)      $    (1.4)
Original issue discount                                 (58.6)         (0.6)           18.1
Asset write-down                                         (0.6)          0.9            (8.0)
Debt restructuring expenses                              (0.4)         (0.7)           (0.9)
Inventory differences                                    (4.7)         (0.4)           (1.7)
Net operating loss                                      107.9          53.5           (11.6)
Other - net                                               0.4           1.8             3.7
----------------------------------------------------------------------------------------------
    Total deferred income tax benefit (provision)   $    51.1     $    54.0       $    (1.8)
----------------------------------------------------------------------------------------------


          Although realization is not assured, management believes it is more likely than not that all of the Company's deferred tax assets will be realized. Management believes future taxable income, including but not limited to the reversal of existing temporary differences and implementation of tax planning strategies, if needed, will be sufficient to allow the future realization of its September 30, 1998 deferred tax assets.

          At September 30, 1998, the Company had cumulative regular net operating loss carryforwards of approximately $602 million, which may be carried forward and expire

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

at various dates through the year 2018. At September 30, 1998, AMT net operating losses of approximately $378 million are available to be carried forward through the year 2018. A 1997 loss carryback against 1996 AMT resulted in a $5.2 million refund during fiscal 1998.

A reconciliation of income tax benefit (provision) to the amount computed by applying the statutory federal income tax rates to the income (loss) before taxes follows (dollars in millions):



                                                                            Year Ended September 30,
                                             --------------------------------------------------------------------------------
                                                      1998                       1997                         1996
                                             -----------------------  --------------------------  ---------------------------
                                                       Percentage of               Percentage of               Percentage of
                                                         loss before                 loss before               Income before
                                                              income                      income                      income
                                               Amount          taxes     Amount            taxes     Amount            taxes
-----------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax                  $  32.5         35%       $  42.5          35%        $ (7.0)         (35)%
State income taxes - net of
  Federal benefit                                 3.1          3            4.6           4           (1.4)          (7)
Other                                             --          --            --           --            0.1           --
-----------------------------------------------------------------------------------------------------------------------------
Total income tax benefit (provision)          $  35.6         38%       $  47.1          39%        $ (8.3)         (42)%
============================================================================================================================

9. LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                    September 30,
                                                                               -----------------------
In millions                                                                       1998         1997
------------------------------------------------------------------------------------------------------
Trade Receivable Facility (a)                                                  $    38.5    $  47.0
Revolving Credit Facility (b)                                                        --         --
Term Loan, due June 2004 (b)                                                       125.0        --
Senior Notes, 9 3/8%, due June 2007 (c)                                            200.0        --
Senior Notes, 9 3/4%, due June 2007 (c)                                            225.0      225.0
Pollution control and industrial revenue bonds,
     interest at 5.7% to 8.3%, due at various dates to 2008 (d)                     11.2       11.6
Capital lease obligations, interest at 7.6% to 11.8%, due at various
     dates to 2011(e)                                                               17.6       12.6
Other senior debt, interest at 6.5% to 9.0%, due at various dates to 1999            5.7       15.6
------------------------------------------------------------------------------------------------------
  Total senior debt                                                                623.0      311.8
Senior Subordinated Notes, 9 7/8%, due February 2008 (f)                           250.0        --
Senior Subordinated Discount Debentures, 12 3/4%, due May 2005 (g)                   --       404.3
------------------------------------------------------------------------------------------------------
Total debt                                                                         873.0      716.1
Less current maturities                                                             (9.7)     (14.4)
------------------------------------------------------------------------------------------------------
         Total                                                                 $   863.3    $ 701.7
======================================================================================================


          Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $9.7, $7.5, $5.7, $1.9 and $2.4, respectively. These amounts exclude the debt outstanding under the Gaylord Receivables Corporation trade receivable-backed revolving credit facility, reflecting the Company's intention to annually extend the facility described in section (a) below.

          (a) In September 1993, the Company established a wholly owned, special-purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) due in July 2000. With mutual agreement from the lenders, the Company has the ability to annually extend the term by one year. In accordance with the provisions of this program, GRC purchases on an on-going basis substantially all of the accounts receivable of the Company and GRC transfers the accounts receivable to a trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the assets of GRC. In the event of

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.

          GRC has various interest rate options available for Trade Receivable Facility borrowings based on one or a combination of the following two rates:
(i) prime rate loans at the higher of (a) the prime rate in effect from time to time or (b) the Federal Funds Rate plus 0.50 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.50 percent per annum for interest periods of one, two, or three months. GRC is obligated to pay a commitment fee of 0.375 percent per annum on the unused credit available under the Trade Receivable Facility. Credit availability under the Trade Receivable Facility is based on a borrowing base formula (as defined). As a result, the full amount of the facility may not be available at all times. At September 30, 1998, $38.5 million was outstanding under the Trade Receivable Facility and $31.5 million of credit was available to GRC pursuant to the borrowing base formula. The highest outstanding principal balance under the Trade Receivable Facility during fiscal 1998 was $70.0 million and the weighted average interest rate was 6.6 percent. At September 30, 1998 and 1997, the Company's consolidated balance sheet included $108.9 million and $85.2 million, respectively, of accounts receivable sold to GRC.

          (b) At September 30, 1998, the Company's bank credit agreement was comprised of the Term Loan Facility and the Revolving Credit Facility. The Company entered into the New Credit Facility in June 1998, and used the proceeds of the Term Loan: (i) to repay the outstanding balance on the Old Facility, which was retired; (ii) to repay a portion of the Trade Receivable Facility;
(iii) to pay fees and expenses; and (iv) for general corporate purposes
(see Note 3).

          The New Credit Facility is secured by a lien on substantially all of the Company's assets except for the accounts receivable sold to GRC described above in Note 9(a). The New Credit Facility contains normal and customary terms and conditions including restrictions on: liens, additional indebtedness, investments, pre-payment of debt, declaration and payment of dividends, repurchases of stock, guaranties, equity offerings, change of control, capital expenditures, and asset sales. The New Credit Facility also contains covenants requiring the Company to meet certain financial criteria each quarter.

          The Term Loan Facility requires semi-annual amortization payments of $0.7 million beginning in June 1999, and increases to $59.7 million for December 2003 and June 2004, the maturity date. The Company may be required to pre-pay the Term Loan Facility with the proceeds of certain asset dispositions, equity offerings or certain property insurance and condemnation recoveries. In addition, the Company may be required to pre-pay a portion of the Term Loan Facility with 50 percent of excess cash flow (as defined). The Company has various interest rate options available on the Term Loan Facility consisting of one or a combination of the following two rates: (i) the greater of (a) the prime rate plus a borrowing margin of 1.75 percent per annum or (b) the federal funds rate plus 2.25 percent per annum or (ii) the Eurodollar rate plus a borrowing margin of 2.75 percent per annum for periods of one, two, three or six months. Nine and twelve month options may also be made available by the lenders.

          The Revolving Credit Facility provides the Company the ability to borrow funds and repay such funds in whole or in part from time to time without incurring a prepayment penalty. The Company has the same interest rate options available under the Revolving Credit Facility as the Term Loan Facility discussed above. The Revolving Credit Facility contains a subfacility for the issuance of up to $30 million of letters of credit and a $25 million swingline facility, both of which reduce the available balance under the facility by a like amount. A commitment fee of 0.50 percent per annum is paid on the unused portion of the facility. At September 30, 1998, no amounts were outstanding under the Revolving Credit Facility, $167.2 million of credit was available and $7.8 million of undrawn standby letters of credit were outstanding. The Company's highest outstanding principal balance under a revolving bank facility during fiscal 1998 (which was under the Old Facility) was $97.5 million, and the weighted average interest rate was 8.7 percent.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

          (c) In February 1998, the Company issued $200 million aggregate principal amount of 9 3/8% Senior Notes due June 15, 2007 (the 9 3/8% Notes). The 9 3/8% Notes are general unsecured obligations of the Company and rank pari passu in right of payment to all senior indebtedness of the Company, including indebtedness under the New Credit Facility and the 9 3/4% Notes (defined below). Indebtedness under the New Credit Facility, however, is secured by liens on substantially all of the assets of the Company. The 9 3/8% Notes rank senior in right of payment to the New Subordinated Notes (defined below). Interest on the 9 3/8% Notes is payable semi-annually on June 15 and December 15. The 9 3/8% Notes are subject to redemption on or after June 15, 2002 at the option of the Company, in whole or in part, at declining redemption prices commencing at
104.688 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005 and thereafter, plus accrued interest to the date of redemption.

          In June 1997, the Company issued $225 million aggregate principal amount of 9 3/4% Senior Notes due on June 15, 2007 (the 9 3/4% Notes and together with the 9 3/8% Notes, the Senior Notes). The 9 3/4% Notes are general unsecured obligations of the Company and rank pari passu in right of payment to all senior indebtedness of the Company, including indebtedness under the New Credit Facility and the 9 3/8% Notes. Indebtedness under the New Credit Facility, however, is secured by liens on substantially all of the assets of the Company. The 9 3/4% Notes rank senior in right of payment to the New Subordinated Notes (defined below). Interest on the 9 3/4% Notes is payable semi-annually on June 15 and December 15. The 9 3/4% Notes are subject to redemption on or after June 15, 2002 at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.875 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005 and thereafter, plus accrued interest to the date of redemption.

          The Senior Notes contain terms and conditions, which include that prior to June 15, 2000, the Company, at its option, may redeem up to 33 percent of the original aggregate principal amount of each issue of the Senior Notes with the net cash proceeds of one or more equity offerings (as defined) at the redemption price of 109.75 percent and 109.375 percent of the principal amount thereof of the 9 3/4% Notes and the 9 3/8% Notes, respectively, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $100 million principal amount of each of the 9 3/4% Notes and 9 3/8% Notes remain outstanding after any such redemption. In addition, upon the occurrence of a change of control (as defined) each holder of the Senior Notes has the right to require the Company to repurchase such holder's notes at a price equal to 101 percent of the principal amount, plus accrued interest to the date of the repurchase. Finally, the Company would be required to make an offer to repurchase the Senior Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.

          (d) The pollution control and industrial revenue bonds were assumed by the Company from Crown Zellerbach Corporation (Crown Zellerbach). The Company simultaneously acquired a note receivable from Crown Zellerbach for an amount and with terms identical to those of the bonds. At September 30, 1998 and 1997, such remaining unpaid note receivable was approximately $9.4 million and $9.7 million, respectively, and was classified as "Other assets."

          (e) The capital leases had initial terms ranging from five to fourteen years. The capital leases contain certain covenants, which are standard for these types of obligations, but do not contain any operating or financial covenants.

          (f) In February 1998, the Company issued $250 million aggregate principal amount of 9 7/8% Senior Subordinated Notes due February 15, 2008 (the New

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

Subordinated Notes). The New Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the New Credit Facility and the Senior Notes. All indebtness under the New Credit Facility is secured by substantially all the assets of the Company. The New Subordinated Notes would rank pari passu in right of payment to any future senior subordinated indebtness of the Company. The New Subordinated Notes rank senior in right of payment to all subordinated indebtedness. Interest on the New Subordinated Notes is payable semi-annually on February 15 and August 15. The New Subordinated Notes are subject to redemption on or after February 15, 2003 at the option of the Company, in whole or in part, at declining redemption prices commencing at 105.063 percent of the principal amount and declining to 100 percent of the principal amount at February 15, 2006 and thereafter, plus accrued interest to the date of redemption.

          The New Subordinated Notes contain terms and conditions, which include: prior to February 15, 2001, the Company, at its option, may redeem up to 33 percent of the original aggregate principal amount of the New Subordinated Notes with the net cash proceeds of one or more equity offerings (as defined) at the redemption price equal to 109.875 percent of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of the redemption; provided that at least $125 million aggregate principal amount of the New Subordinated Notes remain outstanding after any such redemption. In addition, upon the occurrence of a change of control (as defined), each holder of the New Subordinated Notes has the right to require the Company to repurchase such holder's New Subordinated Notes at a price equal to 101 percent of the principal amount thereof, plus accrued interest to the date of repurchase. Finally, the Company would be required to make an offer to repurchase the New Subordinated Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.

          (g) During fiscal 1998, the Company retired all of its outstanding
12 3/4% Senior Subordinated Discount Debentures due 2005 pursuant to their terms (see Note 3).

          The Company has various restrictions under (b), (c), and (f), which limit, among other things, its ability to (i) incur additional indebtedness,
(ii) incur certain liens on the Company's assets, (iii) incur guarantees, (iv) acquire the assets or capital stock of other businesses, (v) dispose of any material assets, (vi) make any voluntary prepayments of any indebtedness for money borrowed, (vii) pay, declare, or distribute dividends on or repurchase its capital stock or warrants and (viii) enter into certain transactions with affiliates.

          The Company must meet certain financial criteria under (b) each quarter. Management believes that unless there is product price improvement, the Company will need to seek covenant modifications to its credit agreement by the end of March 1999 to maintain continued access to the Revolving Credit Facility. Management believes that the necessary covenant modifications can be secured.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

10. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following:


                                                  September 30,
                                          ------------------------------
IN MILLIONS                                  1998           1997
--------------------------------------------------------------------------------
CURRENT
Accrued salaries and wages                $  29.5         $  24.6
Other                                        39.5            36.8
--------------------------------------------------------------------------------
     Total current                           69.0            61.4
--------------------------------------------------------------------------------

LONG-TERM
Accrued acquisition restructuring costs       --              0.9
Accrued pension expense                      21.3            18.9
Casualty insurance liabilities                1.2             1.3
Other                                         4.3             5.2
--------------------------------------------------------------------------------
     Total long-term                         26.8            26.3
--------------------------------------------------------------------------------
          Total                           $  95.8         $  87.7
================================================================================


11. PREFERRED STOCK

The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 12) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. The Company's Certificate of Incorporation prohibits the issuance of non-voting preferred stock.

12. COMMON STOCK

At September 30, 1998 and 1997, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $0.0001 per share (Class A Common Stock), of which 54,786,492 shares and 54,573,164 shares were issued, respectively, and 53,273,928 shares and 53,026,961 shares were outstanding, respectively.

     At September 30, 1998 and 1997, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $0.0001 per share (Class B Common Stock), of which no shares were issued and outstanding.

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

     All of the Company's outstanding Warrants became exercisable on July 31, 1996 and expire on November 2, 2002. Each Warrant is exercisable into one share of Class A Common Stock at an exercise price of $0.0001 per Warrant, which amount was paid at the time of issuance and is non-refundable. The Company has the option to redeem at any time, all of the unexercised Warrants in exchange for Class A Common Stock in an amount based on $16.65 per share divided by the then-current market price of the Class A Common Stock.

     In June 1995, the Company's Board of Directors adopted a stockholder Rights Agreement that provides for the distribution of one Preferred Share Purchase Right for each share of Class A Common Stock. In general, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In the event a right

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


becomes exercisable, the holder of the right may purchase for $50, one one-hundredth of a share of junior participating preferred stock. If 15 percent of the outstanding Class A Common Stock is acquired, the rights (other than the rights held by the acquiring person) can be exercised at a price of $50 to purchase shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company at any time for $0.0001 per right.

          In the third quarter of fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of Class A Common Stock and canceled a February 1989 authorization for the repurchase of up to 500,000 shares of Class A Common Stock. No shares were repurchased on the open market in fiscal 1998 or fiscal 1997. During fiscal 1996, the Company repurchased 1,570,500 shares of Class A Common Stock at a cost of $11.6 million. Shares repurchased under the program are held as treasury stock. At September 30, 1998, and 1997, 1,512,564 shares and 1,546,203 shares, respectively, of Class A Common Stock were held as treasury stock.

          In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) for the purchase of shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During fiscal 1998, fiscal 1997 and fiscal 1996 the Company issued 33,639 shares, 35,575 shares and 35,725 shares, respectively, of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.

          The Company neither declared nor paid dividends on its Common Stock during fiscal 1998, fiscal 1997 or fiscal 1996. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 1998, the Company was prohibited from declaring or paying cash dividends on its Common Stock, except under certain limited circumstances (see
Note 9).

13. STOCK OPTION PLANS

The Company maintains two stock-based plans pursuant to which stock options may be granted; the 1997 Long-Term Equity Incentive Plan (the 1997 Plan), and the 1989 Long-Term Incentive Plan (the 1989 Plan).

          1997 Plan - The 1997 Plan authorizes the Company to grant stock options (including both incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the Code), and nonqualified stock options), stock appreciation rights in tandem with options, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and key employees of the Company and its subsidiaries. The Company has granted only nonqualified stock options and restricted stock under the 1997 Plan.

          The Company has reserved 2,000,000 shares of Class A Common Stock for issuance pursuant to the 1997 Plan. At September 30, 1998, the Company had outstanding nonqualified stock options under the 1997 Plan covering 1,574,000 shares at exercise prices ranging from $7.00 to $9.06 per share. During fiscal 1998, the Company granted non qualified stock options under the 1997 Plan covering 1,598,500 shares of Class A Common Stock (24,500 of which were forfeited) at exercise prices ranging from $7.00 to $9.06 per share. The options have 10 year terms and generally vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

          At September 30, 1998, options to purchase 533,500 shares of Class A Common Stock at an exercise price of $8.85 per share were exercisable, no shares had been exercised and 424,000 shares were available for future grants.

          During fiscal 1998, the Company granted 2,000 restricted shares of Class A Common Stock under the 1997 Plan, all of which were outstanding at September 30, 1998. Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipients' retirement, death or disability. All of the restricted shares granted during fiscal 1998, will become 100 percent vested in fiscal 2000. The pretax compensation expense recognized in the Consolidated Statement of Operations was $0 in fiscal 1997 and de minimus in fiscal 1998.

          1989 Plan - The 1989 Plan authorizes the Company to grant options (including both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and nonqualified stock options), stock appreciation rights, stock indemnification rights, restricted stock and performance awards to officers and key employees. The Company has granted only nonqualified stock options and restricted stock under the 1989 Plan. At September 30, 1998, the Company was authorized to issue 2,279,833 shares of Class A Common Stock under the 1989 Plan. The Company had outstanding nonqualified stock options at September 30, 1998, covering 1,159,641 shares of Class A Common Stock at exercise prices ranging from $2.56 to $11.63 per share. During fiscal 1998, the Company granted non qualified stock options under the 1989 Plan covering 42,000 shares of Class A Common Stock (none of which have been forfeited) at exercise prices ranging from $3.00 to $7.50 per share.

          At September 30, 1998, options to purchase 962,987 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $11.63 per share were exercisable, 449,953 options had been exercised and 89,364 shares were available for future grants under the 1989 Plan.

          In general, the outstanding options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

          At September 30, 1998, the Company had granted 669,000 restricted shares of Class A Common Stock (88,125 of which have been forfeited under the 1989 plan). Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. During fiscal 1998, the Company awarded 41,800 restricted shares of Class A Common Stock (none of which have been forfeited). As to the restricted shares granted during fiscal 1998, 1,800 shares, 5,444 shares and 34,556 shares will become 100 percent vested in fiscal 1999, fiscal 2000 and fiscal 2001, respectively. As to the 539,075 restricted shares granted prior to fiscal 1998, 447,125 were 100 percent vested at September 30, 1998 and 24,300 shares, 17,044 shares and 50,606 shares will become 100 percent vested in fiscal 1999, fiscal 2000 and fiscal 2001, respectively. The pretax compensation expense relating to restricted stock which was recognized in the Consolidated Statements of Operations was $0.4 million in each of fiscal 1998, fiscal 1997 and fiscal 1996.

          1987 Plan - The 1989 Plan superceded the 1987 Plan under which no additional options may be granted. The 1987 Plan was terminated according to its terms in fiscal 1997. The Company has reserved 854,467 shares of Class A Common Stock in connection with grants under the 1987 Plan. At September 30, 1998, the Company had outstanding nonqualified stock options under the 1987 Plan covering 267,750 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.94 per share. In general the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing approximately one year after the date of grant, providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability. At September 30, 1998, options to purchase 249,031 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.94 per share were exercisable and 586,717 options had been exercised.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

          Director Option Plan - An Outside Director Option Plan (the Director Option Plan) authorized grants of stock options to each director who was not an employee of the Company in lieu of all or some specified portion of certain cash fees. The Director Option Plan was terminated on September 26, 1991.

          The Company has reserved 110,400 shares of Class A Common Stock in connection with grants under the Director Option Plan. At September 30, 1998, there were 53,700 options outstanding under the Director Option Plan at exercise prices of $3.50 and $12.50 per share, all of which are exercisable and 56,700 of which have been exercised. These options have a 10-year term and vest one year after the date of grant.

The following table details stock option activity (excluding restricted stock) for fiscal 1998, fiscal 1997 and fiscal 1996:

                                       Stock Options           Exercise Price
--------------------------------------------------------------------------------
Balance at September 30, 1995              1,839,670           $1.24 - $12.50
     Grants                                   45,000           $7.31 - $ 9.00
     Exercises                              (122,981)          $1.24 - $ 8.63
     Cancellations                           (52,936)          $2.56 - $10.88
----------------------------------------------------
Balance at September 30, 1996              1,708,753           $1.24 - $12.50
     Grants                                  340,000           $5.88 - $ 9.63
     Exercises                              (244,953)          $1.24 - $ 5.25
     Cancellations                           (73,835)          $2.56 - $11.63
----------------------------------------------------
Balance at September 30, 1997              1,729,965           $2.56 - $12.50
     Grants                                1,640,500           $3.00 - $ 9.06
     Exercises                              (199,478)          $2.56 - $ 6.81
     Cancellations                          (115,896)          $2.56 - $10.88
----------------------------------------------------
Balance at September 30, 1998              3,055,091           $2.56 - $12.50
----------------------------------------------------


Additional information regarding options outstanding as of September 30, 1998 is as follows:


                         Options Outstanding                  Options Exercisable
                --------------------------------------    ----------------------------
                         Weighted Average     Weighted                        Weighted
                                Remaining      Average                         Average
Range of              Number  Contractual     Exercise           Number       Exercise
Exercise Prices  Outstanding  Life (years)       Price      Exercisable          Price
--------------------------------------------------------------------------------------
$2.56-$3.75           892,356      4.05       $   3.41        875,356         $   3.42
$4.00-$5.88            39,000      7.05       $   4.50         24,000         $   4.81
$6.13-$8.38           981,168      9.56       $   7.00        118,682         $   7.15
$8.63-$12.50        1,142,567      9.21       $   9.24        781,180         $   9.41
--------------------------------------------------------------------------------------
$2.56-$12.50        3,055,091      7.79       $   6.76      1,799,218         $   6.28
--------------------------------------------------------------------------------------

The following table details restricted stock activity for fiscal 1998, fiscal 1997 and fiscal 1996:
                                                             Restricted Stock
--------------------------------------------------------------------------------
Balance at September 30, 1995                                         478,275
     Issued                                                            42,100
     Cancellations                                                     (9,550)
--------------------------------------------------------------------------------
Balance at September 30, 1996                                         510,825
     Issued                                                            63,000
     Cancellations                                                     (4,800)
--------------------------------------------------------------------------------
Balance at September 30, 1997                                         569,025
     Issued                                                            43,800
     Cancellations                                                    (29,950)
--------------------------------------------------------------------------------
Balance at September 30, 1998                                         582,875
--------------------------------------------------------------------------------

          The Company has adopted the disclosure-only provisions of Financial Accounting Standard No. 123 "Accounting for Stock-based Compensation" (FAS No.
123). FAS No. 123 requires pro forma recognition of compensation expense for stock options awarded based on the fair value of the options at the date of grant.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in fiscal 1998: expected volatility of 55 percent; risk-free interest rate of 5.0 percent; and expected lives of 5.0 years. The weighted-average assumptions used for grants in fiscal 1997 and fiscal 1996 were: expected volatility of 55 percent; risk-free interest rate of
6.0 percent; and expected lives of 5.0 years. The weighted-average fair value per share of options granted was $4.19, $3.82, and $4.43 per share in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The weighted-average fair value per share of awards of restricted stock issued in fiscal 1998, fiscal 1997, and fiscal 1996 was $6.51, $7.50, and $9.16 per share, respectively.

The pro forma impact on net income (loss) and earnings per share of computing compensation cost for the Company's stock options based on the fair value on the date of grant follows:


                                                    September 30,
                                         ---------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA          1998         1997        1996
--------------------------------------------------------------------------------
Net Income (Loss):
     As Reported                         $  (82.5)     $ (82.0)     $ 8.6
     Pro forma                              (84.2)       (82.3)       8.6
Basic Earnings Per Share:
     As Reported                         $  (1.55)     $ (1.55)     $ 0.16
     Pro forma                              (1.58)       (1.55)       0.16
Fully Diluted Earnings Per Share:
     As Reported                             N/A           N/A      $ 0.16
     Pro forma                               N/A           N/A        0.16
--------------------------------------------------------------------------------

N/A = Not applicable


          The pro forma effects on income and earnings per share may not be representative of the effects on reported net income in future years.

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

Future minimum lease payments at September 30, 1998 are as follows (in millions):



                                                    Operating      Capital
Fiscal Year                                          Leases        Leases
--------------------------------------------------------------------------------
1999                                                 $ 12.0         $  5.9
2000                                                    8.7            4.6
2001                                                    6.9            2.8
2002                                                    6.0            1.1
2003                                                    4.8            1.1
2004 and thereafter                                    21.4            9.2
--------------------------------------------------------------------------------
     Total future minimum lease payments             $ 59.8         $ 24.7
--------------------------------------------------------------------------------
      Less interest                                                    7.1
--------------------------------------------------------------------------------
     Present value of future minimum lease payments                 $ 17.6
--------------------------------------------------------------------------------

          Rent expense for fiscal 1998, fiscal 1997 and fiscal 1996 was $14.3 million, $13.8 million and $11.4 million, respectively.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

15. EMPLOYEE BENEFIT PLANS

Pension Plan - The Company has a qualified noncontributory defined benefit pension plan covering substantially all employees who are age 21 or older with one or more years of service. Pension benefits provided for certain union hourly employees are established pursuant to the collective bargaining agreements in effect with their respective unions. For hourly employees the normal retirement benefit is determined by multiplying years of benefit service by a dollar-amount benefit factor separately determined for each bargaining unit. For salaried employees, the plan generally provides a normal retirement benefit equal to the greater of the benefit accrued at June 30, 1987 or 1.0 percent of final average earnings (as defined) multiplied by years of credited service before January 1, 1994, plus 1.25 percent of final average earnings multiplied by years of credited service after December 31, 1993, less 1.0 percent of primary Social Security benefits for each year of credited service. The Company has a non qualified excess benefit plan covering certain designated employees of the Company whose earned pension benefits would otherwise be restricted by maximum benefit limitations imposed by Internal Revenue Service regulations.

          In fiscal 1996, the Company recorded a $5.2 million after-tax charge for pension costs associated with a staff reduction program.

The components of net periodic pension cost for the defined benefit plan follow:

                                                   Year Ended September 30,
                                                --------------------------------
In millions                                       1998      1997      1996
--------------------------------------------------------------------------------
Service cost                                    $  4.4    $  4.1   $   4.5
Interest cost                                     11.0      10.5       9.8
Return on plan assets                            (29.9)    (35.9)    (19.7)
Net amortization and deferral                     18.6      25.6      10.5
Staff reduction program                            --        --        5.2
--------------------------------------------------------------------------------
Net periodic pension cost                       $  4.1    $  4.3   $  10.3
--------------------------------------------------------------------------------


Assumptions used to develop the net periodic pension cost were:


                                                     Year Ended September 30,
                                                 -------------------------------
                                                  1998      1997      1996
--------------------------------------------------------------------------------
Discount rate                                     6.75%     7.50%     7.50%
Expected rate of return on plan assets            9.00%     9.00%     9.00%
Expected rate of salary increases                 5.00%     5.00%     5.00%


The funded status of the plan and the amount reported in the Consolidated Balance Sheets as part of other long-term liabilities for the defined benefit plan follows:


                                                            September 30,
                                                      --------------------------
In millions                                              1998         1997
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Vested                                               $  142.3       $  125.2
 Nonvested                                                 8.3            7.1
--------------------------------------------------------------------------------
Accumulated benefit obligation                           150.6          132.3
Effect of salary progression                              12.6           14.0
--------------------------------------------------------------------------------
Projected benefit obligation                             163.2          146.3
Plan assets at market value                             (173.4)        (154.1)
--------------------------------------------------------------------------------
Plan assets less than (in excess of) projected
 benefit obligation                                      (10.2)          (7.8)
Unrecognized net gain                                     36.0           27.6
Unrecognized prior service cost                           (4.5)          (2.7)
--------------------------------------------------------------------------------
Accrued pension liability                             $   21.3       $   17.1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

          The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA. Assets for the defined benefit plan are held in a retirement trust fund with investments primarily in common stock, corporate bonds and government securities.

          Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a director of the Company) and Warren J. Hayford (Former Vice Chairman and a director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992 and is currently receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering seven current or retired officers provides annual retirement payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last ten years prior to retirement, less primary Social Security benefits and any amounts received under the Company's pension plan. Benefits are reduced for early retirement.

          At September 30, 1998 and 1997, the actuarial present value of the projected benefit obligations for the supplemental executive retirement plans described above was approximately $12.4 million and $11.5 million, respectively. The actuarial present value of accumulated benefit obligations exceeded the unfunded accrued pension cost at September 30, 1998 and 1997, requiring the company to recognize a minimum pension liability adjustment. The Company recorded the minimum liability adjustment as a reduction to stockholders' equity for $3.1 million and $1.5 million at September 30, 1998 and 1997, respectively. Funding for the supplemental executive retirement plans is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. All retirement payments for supplemental plans will be made from general corporate assets.

The components of net periodic pension cost for the supplemental executive retirement plans follow:


                                                     Year Ended September 30,
                                                   -----------------------------
In millions                                           1998      1997      1996
--------------------------------------------------------------------------------
Service cost                                       $   0.1   $   0.6   $   0.5
Interest cost                                          0.9       0.8       0.6
Net amortization and deferral                          0.2       0.2       0.2
--------------------------------------------------------------------------------
Net periodic pension cost                          $   1.2   $   1.6   $   1.3
--------------------------------------------------------------------------------

Assumptions used to develop the net periodic pension cost were:

Discount rate                                         6.75%     7.50%    7.50%
Expected rate of salary increases                     5.00%     5.00%    5.00%

          Post-retirement Benefits Plans - The Company has an obligation to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at four of its facilities.

          The net periodic post-retirement benefit cost was $0.4 million in both fiscal 1998 and fiscal 1997. The net periodic post-retirement benefit cost for fiscal 1996 was $1.6 million, which includes a charge of $1.1 million for post-retirement medical costs, related to the staff reduction program. The Company funds benefit costs on a pay-as-you-go basis. Benefit payments in fiscal 1998, fiscal 1997 and fiscal 1996, were $0.7 million, $0.5 million and $0.7 million, respectively.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

The funded status of the plans and the amounts reported on the Consolidated Balance Sheets as part of the long-term liabilities for the post-retirement benefit plans follows:

                                                                       September 30,
                                                                    -----------------
In millions                                                           1998     1997
-------------------------------------------------------------------------------------
Actuarial present value of post-retirement benefit obligations:
Retirees                                                             $  3.1  $  3.3
Fully eligible active plan participants                                 0.3     0.7
Other active plan participants                                          0.5     0.4
-------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligations                         3.9     4.4
Plan assets at market value                                             --      --
-------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligations                         3.9     4.4
Unrecognized net loss                                                  (0.8)   (1.0)
-------------------------------------------------------------------------------------
Accrued post-retirement benefit obligations                          $  3.1  $  3.4
-------------------------------------------------------------------------------------


          The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligations at September 30, 1998 was 7.0 percent decreasing 1.0 percent per year to an ultimate rate of 6.0 percent. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligations at September 30, 1997 was 8.0 percent decreasing 1.0 percent per year to an ultimate rate of 6.0 percent. The discount rate used to calculate the accumulated post-retirement benefit obligations at September 30, 1998 and 1997 was 6.75 percent and 7.5 percent, respectively. Increasing the trend rate by 1.0 percent per year would increase the accumulated post-retirement benefit obligations by $0.1 million or approximately 3.0 percent at September 30, 1998. The aggregate of the service and interest cost components of net periodic post-retirement benefit costs would have increased by approximately 3.0 percent.

          Savings Plan - In October 1987, the Company established a defined contribution retirement savings plan (401k Plan) covering substantially all salaried employees of the Company subject to certain service requirements. The 401k Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. The Company contributes to each participant's plan account, an amount equal to 75 percent of the participant's contribution up to a maximum of 3 percent of the participant's compensation. The Company's cost relating to the 401k Plan was $1.6 million in both fiscal 1998 and fiscal 1997. The cost in 1996 was $5.1 million and included a $3.5 million deferred profit sharing contribution. Effective January 1, 1999, the Company has amended the 401k Plan to, (i) increase the company contribution to 100 percent of the participant's contribution to a maximum of 5 percent of the participant's compensation and
(ii) discontinue future discretionary profit sharing contributions.

16. COMMITMENTS AND CONTINGENCIES

The Company has various agreements, which provide for the purchase of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage at market prices.

       The Company has a commitment to sell electricity from its cogeneration facility to a utility through 2013. The Company does not intend to terminate this contract; however, if terminated, penalties of approximately $6.8 million could be imposed.

       The Company has an agreement to sell at market prices approximately 115,000 tons per year (subject to annual adjustments, as defined) of unbleached kraft paper to S&G Packaging. The agreement expires five years after the Company no longer has an ownership interest in S&G Packaging.

       The Company has an agreement to purchase at market prices, through 2004, approximately 24,000 tons per year of corrugating medium from Newark Group Industries, Inc.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

       The Company has an agreement to purchase at market prices, through 2000, approximately 50,000 tons per year of corrugating medium from Smurfit-Stone.

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

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

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

       Pursuant to the second CMO, the status of all lawsuits pending before the filing of the SCAMP, some of which name officers of Gaylord Chemical Corporation or the Company as defendants, will be determined by the trial court after class certification is finally resolved. The trial court certified a class on November 10, 1997. The class consists of allegedly injured parties in the city of Bogalusa, parts of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike Counties in Mississippi. Defendants' suspensive appeal challenging the geographic boundaries of the class was argued on November 12, 1998 and is currently pending in the Louisiana Court of Appeal. The trial court entered a stay of all class notice and related issues until the defendants? suspensive appeal on geographic boundaries is resolved. No trial date has been set for these Louisiana actions.

       In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in twelve actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the ongoing discovery in the Louisiana class action. Following several rulings by the Mississippi Trial Court judge, over 7,000 individuals' claims in these consolidated actions have been either: (1) dismissed for failure to comply with outstanding discovery orders or (2) voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court has selected the first 20 plaintiffs whose claims will be tried on all issues of liability and damages beginning January 25, 1999. On July 24, 1998, the trial court ordered that the results of this trial for the initial 20 Mississippi plaintiffs will not be binding, either as to liability or damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will have to prove their own individual claims of liability and compensatory damages. The trial court further ordered that the distribution of any punitive damages awarded after the initial trial will be made by the trial court only after the final resolution (by judgment or settlement) of the compensatory damages of all plaintiffs.

       The Company and Gaylord Chemical Corporation maintain insurance and have filed separate suits seeking declaratory judgement of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court before the same judge who is hearing the liability class action.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights. The primary carrier and the nine excess level insurers moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of pollution exclusions contained in these policies. On November 20, 1997, the trial court denied all of the motions, and the insurers filed supervisory writs with the Court of Appeal contesting that ruling. On April 30, 1998 the Court of Appeal affirmed denial of the motions. On June 1, 1998 the Louisiana Supreme Court refused the insurers' request for supervisory writs challenging the denial of summary judgment. Following a change of the trial court judge, the insurers renewed their summary judgement motions based on the pollution exclusion, all of which were denied on November 9, 1998. Discovery in the coverage action is complete, and trial is scheduled to begin on December 1, 1998.

          The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments at September 30, is as follows:


                                                             1998                               1997
                                                  ----------------------------      ---------------------------
                                                                    Estimated                        Estimated
                                                  Carrying             Fair           Carrying          Fair
In millions                                         Amount             Value           Amount           Value
---------------------------------------------------------------------------------------------------------------
Assets
     Cash and equivalents                         $    5.7          $    5.7        $    6.1         $   6.1
     Trade receivables                               122.4             122.4           100.6           100.6
     Long-term notes receivable                       11.9              12.3             9.9            10.3
Liabilities
     Trade payables                                   42.3              42.3            65.2            65.2
     Senior and subordinated notes                   675.0             500.0           629.3           666.3
     Capital lease obligations                        17.6              17.6            12.6            12.6
     Other senior debt                               180.4             180.9            74.2            74.7

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

          The fair value estimates presented herein were based on pertinent information available to the Company at September 30, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

          The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


18. SUPPLEMENTAL CASH FLOW DISCLOSURES

The balance sheet effects of non-cash transactions, which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures, are as follows:


                                                   Year Ended September 30,
                                              ----------------------------------
In millions                                     1998       1997        1996
--------------------------------------------------------------------------------
Cash paid for interest expense                $  91.2    $  79.5     $  28.6
Cash paid (refund) for income taxes              (5.2)       1.9         5.6
Supplemental schedule of non-cash investing
 and financing activities:
     Property additions                          10.2        2.4         5.6
     Increase in total debt                      10.5        0.8         5.6
     Increase (Decrease) in accrued and
           other liabilities                     (0.3)       1.6          --
     Write-off of deferred financing fees         8.0        2.8         1.5

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

19. EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128). FAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Diluted earnings per share are not presented in periods where the effect is antidilutive (i.e. results in increased earnings per share or decreased net loss per share). The following table sets forth the computation of basic and diluted earnings per share:


                                                                    Year Ended September 30,
                                                                ----------------------------
In millions, except per share data                               1998      1997       1996
---------------------------------------------------------------------------------------------
Numerator:
   Income (loss) before extraordinary items                     $(57.4)   $(74.3)   $ 11.8
   Extraordinary loss                                            (25.1)     (7.7)     (3.2)
---------------------------------------------------------------------------------------------
   Net income (loss)                                            $(82.5)   $(82.0)   $  8.6
---------------------------------------------------------------------------------------------

Denominator:
Basic:
   Weighted average common shares outstanding                     53.2      52.8      54.0
Diluted:
   Effect of dilutive securities:
       Employee and director incentive stock options               0.7       0.7       0.7
---------------------------------------------------------------------------------------------
   Weighted average outstanding and potential common shares       53.9      53.5      54.7
---------------------------------------------------------------------------------------------

Earnings (loss) per share:
Basic:
   Income (loss) before extraordinary item                      $(1.08)   $(1.40)   $ 0.22
   Extraordinary loss                                            (0.47)    (0.15)    (0.06)
---------------------------------------------------------------------------------------------
   Net income (loss)                                            $(1.55)   $(1.55)   $ 0.16
---------------------------------------------------------------------------------------------
Diluted:
   Income before extraordinary item                             N/A       N/A       $ 0.22
   Extraordinary loss                                           N/A       N/A        (0.06)
---------------------------------------------------------------------------------------------
   Net Income                                                   N/A       N/A       $ 0.16
---------------------------------------------------------------------------------------------
N/A = Not applicable


--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

20. QUARTERLY DATA (UNAUDITED)


                                                                 Quarter
                                             ----------------------------------------------------
In millions, except per share data              1st       2nd        3rd         4th       Year
-------------------------------------------------------------------------------------------------
FISCAL 1998
Net sales                                    $  197.6    $ 219.1    $ 212.1    $ 213.8    $ 842.6
Gross margin                                     11.5       21.6       23.3       28.2       84.6
Loss before extraordinary items                 (18.8)     (14.8)     (12.7)     (11.1)     (57.4)
Extraordinary loss (Note 3)                      --        (23.9)      (1.2)       --       (25.1)
Net loss                                        (18.8)     (38.7)     (13.9)     (11.1)     (82.5)
Earnings (loss) per share:
Basic and diluted:
  Loss before extraordinary item                (0.35)     (0.28)     (0.24)     (0.21)     (1.08)
  Extraordinary loss                             --        (0.45)     (0.02)       --       (0.47)
  Net loss                                      (0.35)     (0.73)     (0.26)     (0.21)     (1.55)
Weighted average common shares outstanding       53.0       53.1       53.2       53.3       53.2
Common stock price (AMEX)          - High     8 15/16          8     10 3/4      8 1/4     10 3/4
                                   - Low        5 3/8      5 3/8      7 1/8          2          2
Warrant price (AMEX)               - High       8 1/4      7 3/4     10 1/2      7 5/8     10 1/2
                                   - Low        5 1/2          6      6 7/8      2 1/2      2 1/2


FISCAL 1997
Net sales                                    $  195.6    $ 192.4    $ 189.4    $ 181.9    $ 759.3
Gross margin                                     21.4       12.3        9.4       (1.1)      42.0
Loss before extraordinary item                   (9.7)     (18.5)     (19.9)     (26.2)     (74.3)
Extraordinary loss (Note 3)                      --         --         (7.7)       --        (7.7)
Net loss                                         (9.7)     (18.5)     (27.6)     (26.2)     (82.0)
Earnings (loss) per share:
Basic and diluted:
  Loss before extraordinary item                (0.18)     (0.35)     (0.38)     (0.49)     (1.40)
  Extraordinary loss                             --         --        (0.15)      --        (0.15)
  Net loss                                      (0.18)     (0.35)     (0.53)     (0.49)     (1.55)
Weighted average common shares outstanding       52.7       52.8       52.8       53.0       52.8
Common stock price (AMEX)          - High      8 7/16      7 1/4      8 5/8     10 1/8     10 1/8
                                   - Low        6 1/8     6 1/16      5 1/2     7 9/16      5 1/2
Warrant price (AMEX)               - High       8 1/4      7 1/4      8 3/8      9 3/4      9 3/4
                                   - Low        6 1/8      6 1/8      5 5/8          8      5 5/8


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

Not applicable.



PART 3
--------------------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------


See the section captioned Executive Officers of the Registrant under Part 1 of this Report for information concerning the Company's executive officers.

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 10, 1999 the sections therein captioned Director Nominees for Election at the 1999 Annual Meeting.


Item 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 10, 1999 the sections therein captioned Executive Compensation and Employment Agreements.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 10, 1999 the section therein captioned Information With Respect to Certain Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 10, 1999 the section therein captioned Certain Transactions.

PART 4
--------------------------------------------------------------------------------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


          a. Financial Statement Schedule. The following Financial Statement
Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

     Description                                                  Page
     ------------------------------------------------------------------
     II.  Valuation and Qualifying Accounts and Reserves            56

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

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expense incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by final adjudication of such issue.

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

                       Number and Description of Exhibit

3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as of July 21, 1995, incorporated by reference to
              Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1995 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1995 Form 10-Q)


----------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                        Number and Description of Exhibit

3.2(a) Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5, 1995 Form 8-K)

4.1(a) Securities Purchase Agreement, dated as of February 13, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC, as Initial Purchasers, incorporated by reference to Exhibit 4.27 of the Company's Registration Statement on Form S-4 (No. 333-48495) filed under the Securities Act of 1933 as amended (the 1998 Debt Registration Statement)

4.2(a) Indenture dated February 23, 1998, among the Company and State Street Bank and Trust Company, as Trustee (including the forms of Series A and Series B 9 3/8% Senior Notes), incorporated by reference to Exhibit 4.28 of the 1998 Debt Registration Statement

4.3(a) Registration Rights Agreement dated as of February 23, 1998 among the Company, and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC with respect to the 9 3/8% Senior Notes due 2007, incorporated by reference to Exhibit 4.29 of the 1998 Debt Registration Statement

4.4(a) Indenture, dated as of February 23, 1998, among the Company and Chase Bank of Texas National Association with respect to the 9 7/8% Senior Subordinated Notes due 2008 (including the forms of Series A and Series B 9 7/8% Senior Subordinated Notes due 2008), incorporated by reference to Exhibit 4.30 of the 1998 Debt Registration Statement

4.5(a) Registration Rights Agreement, dated as of February 23, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC, with respect to the 9 7/8% Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.31 of the 1998 Debt Registration Statement

4.6(a) Credit Agreement dated as of June 19, 1998 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1998 filed under the Securities Exchange Act of 1934, as amended

4.7(a) Indenture dated as of June 12, 1997, among the Company and State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee, (including the forms of Series A and Series B
            9 3/4% Senior Notes), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (the 1997 Debt Registration Statement)

4.8(a) Registration Rights Agreement dated as of June 5, 1997 among the Company, BT Securities Corporation, Bear Stearns & Co. Inc. and Solomon Brothers Inc, incorporated by reference to Exhibit 4.7 of the 1997 Debt Registration Statement

4.9(a) Extension of Credit Agreement dated as of September 2, 1997 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.25 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1997, filed under the Securities Exchange Act of 1934, as amended

4.10(a) Amendment No.1 to Receivables Purchase Agreement dated as of November 7, 1996 between the Company and Gaylord Receivables Corporation, incorporated by reference to Exhibit 3.16 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended (the 1996 Form 10-K)

4.11(a) Extension of Credit Agreement dated as of September 27, 1996 between Gaylord Receivables Corporation, the financial institutions signatory
----------

(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

              thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.19 of the 1996 Form 10-K

4.12(a) Rights Agreement, dated June 12, 1995, between the Registrant and Harris Trust and Savings Bank as Rights agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto, as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July 5, 1995 Form 8-K

4.13(a) Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1993, filed under the Securities Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.14(a) Receivables Purchase Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K


4.15(a) Gaylord Receivables Master Pooling and Servicing Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.16(a) Revolving Credit Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.16 of the 1993 Form 10-K

4.17(a) Security Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.17 of the 1993 Form 10-K

4.18(a) Series 1993-1 A-RI Supplemental Issuance Agreement dated as of September 24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended December 31, 1993, filed under the Securities Exchange Act of 1934, as amended

4.19(a) Specimen Certificate for the Class A Common Stock, par value $0.0001 per share, of the Registrant, incorporated by reference to Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934, as amended (October 30, 1992 Form 8-K)

4.20(a) Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to
              Exhibit 4.3 of the October 30, 1992 Form 8-K


----------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

4.21(a) Specimen Certificate for the Redeemable Exchangeable Warrants of the Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.22(a) Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.4 of the October 30, 1992 Form 8-K

4.23(a) Credit agreement dated as of October 31, 1989 between the Registrant and the Export-Import Bank of the United States incorporated by reference to Exhibit 4.21 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1990, filed under the Securities Exchange Act of 1934, as amended

10.1(a) S&G Packaging Company, L.L.C. Joint Venture Agreement dated as of July 12, 1996 by and between the Registrant and Smurfit-Stone Container Corporation incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1996 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1996 Form 10-Q)

10.2(a) S&G Packaging Company, L.L.C. Limited Liability Company Agreement dated as of July 12, 1996 incorporated by reference to Exhibit
              10.2 of the June 30, 1996 Form 10-Q

10.3(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries Inc., amending the Bogalusa Roundwood Supply and Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant's Proxy Statement - Prospectus on Form S-4 (No. 33-41799) as amended, filed under the Securities Act of 1933, as amended (the 1991 Proxy Statement - Prospectus)

10.4(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(I) of the 1991 Proxy Statement - Prospectus

10.5(a) Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1 (No. 33-21227), as amended, filed under the Securities Act of 1933, as amended (the 1988 Debt Registration Statement)

10.6(a) Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.23 of the 1988 Debt Registration Statement

10.7(a) Bogalusa Hog Fuel Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

----------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                        Number and Description of Exhibit


10.8(a) Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.9(a) Bogalusa Sawmill Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.10(a) Bogalusa Timberland Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.11(a) Transfer and Assumption Agreement by and between the Registrant and Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.12(a) Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to
              Exhibit 10.17 of the 1986 Debt Registration Statement

10.13(a) Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration Statement

10.14(a) Bogalusa Wood Chip Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

10.15(a) Indemnification Agreement by and between the Registrant, Crown Zellerbach Corporation and Cavenham Forest Industries, Inc. dated as of November 17, 1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration Statement

10.16(a) Transaction Agreement by and between James River Corporation of Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

-------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                        Number and Description of Exhibit

10.17(a) Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.18(b) Gaylord Container Corporation Supplemental Executive Retirement Plan as amended effective November 4, 1998

10.19(b) Employment Letter Agreement by and between the Registrant and Daniel P. Casey, dated November 18, 1998

10.20(b)      Employment Letter Agreement by and between the Registrant and Dale
              E. Stahl, dated November 18, 1998

10.21(b) Employment Letter Agreement by and between the Registrant and Lawrence G. Rogna, dated November 18, 1998

10.22(a) Gaylord Container Corporation 1997 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant Registration Statement on Form S-8 (No. 333-39809) filed under the Securities Act of 1933, as amended

10.23(a) Description of Gaylord Container Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.31 of Amendment No.3 to the Company's Registration Statement on Form S-4 (No. 333-30423) Filed under the Securities Act of 1933, as amended (Amendment No. 3 to the 1997 Debt Registration Statement)

10.24(a) Gaylord Container Corporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the 1997 Debt Registration Statement

10.25(a) Employment Agreement by and between the Company and Marvin A. Pomerantz dated June 1, 1997, incorporated by reference to Exhibit
              10.18 of the 1997 Debt Registration Statement

10.26(a) Gaylord Container Corporation Shareholder Value Plan, incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual Meeting held December 10, 1993

10.27(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated January 1, 1993, incorporated by reference to
              Exhibit 10.20 of the 1993 Form 10-K

10.28(a)      Employment Letter Agreement by and between the Registrant and Dale
              E. Stahl, dated as of November 22, 1993, incorporated by reference to Exhibit 10.25 of the 1993 Form 10-K

10.29(a) Employment Letter Agreement by and between the Registrant and Daniel P. Casey, dated as of November 22, 1993, incorporated by reference to Exhibit 10.27 of the 1993 Form 10-K

10.30(a) Employment Letter Agreement by and between the Registrant and Lawrence G. Rogna, dated as of November 22, 1993, incorporated by reference to Exhibit 10.29 of the 1993 Form 10-K

10.31(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus


---------------

(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                        Number and Description of Exhibit

10.32(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Warren J. Hayford, incorporated by reference to
              Exhibit 10(pp) of the 1991 Proxy Statement-Prospectus

10.33(a) Amendment No. 1 to Employment Agreement between the Registrant and Marvin A. Pomerantz dated February 8, 1989, incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1 (No. 33-29722), as amended, filed under the Securities Act of 1933, as amended (the 1989 Debt Registration Statement)

10.34(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit 10.26 of the 1989 Debt Registration Statement

10.35(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.36(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to
              Exhibit 10.2 of the 1988 Debt Registration Statement

10.37(a) Employment Agreement by and between the Registrant and Marvin A. Pomerantz dated as of May 18, 1988, incorporated by reference to
              Exhibit 10.1 of the 1988 Debt Registration Statement

10.38(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.39(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

10.40(a) Gaylord Container Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1995, filed under the Securities Exchange Act of 1934, as amended

21.1(a)       Subsidiaries of the Registrant, incorporated by reference to
              Exhibit 21.1 of the Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended

23.1(b)       Consent of Deloitte & Touche LLP

24.1(b)       Power of Attorney

27.1(b)       Financial Data Schedule


----------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

Gaylord Container Corporation and Subsidiaries
--------------------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts and Reserves

                                                                 Additions      Additions
                                                Balance at       charged to     charged to               Balance
                                                 beginning       costs and        other                  at end of
In millions                                       of year         expenses      accounts     Deductions  year
--------------------------------------------------------------------------------------------------------------------
For the Year Ended September 30, 1996:
Allowance for accounts receivable                  $  6.5      $     23.4     $        -    $    (23.0)   $     6.9
--------------------------------------------------------------------------------------------------------------------
Reserves - asset write-down                        $ 27.6      $        -     $        -    $     (3.5)   $    24.1
--------------------------------------------------------------------------------------------------------------------
Reserves - allowance for abandonments              $  1.0      $      0.2     $        -    $        -    $     1.2
--------------------------------------------------------------------------------------------------------------------
Reserves - purchase adjustments-accrued
     restructuring costs                           $  1.2      $        -     $      0.2    $     (0.8)   $     0.6
--------------------------------------------------------------------------------------------------------------------
Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                                         $  2.0      $      0.1     $     (0.2)   $        -    $     1.9
--------------------------------------------------------------------------------------------------------------------
For the Year Ended September 30, 1997:
Allowance for accounts receivable                  $  6.9      $     21.9     $        -    $    (23.3)   $     5.5
--------------------------------------------------------------------------------------------------------------------
Reserves - asset write-down                        $ 24.1      $        -     $     (9.0)   $     (3.6)   $    11.5
--------------------------------------------------------------------------------------------------------------------
Reserves - allowance for abandonments              $  1.2      $        -     $     (0.1)   $     (0.5)   $     0.6
--------------------------------------------------------------------------------------------------------------------
Reserves - purchase adjustments-accrued
     restructuring costs                           $  0.6      $        -     $      1.4    $     (0.8)   $     1.2
--------------------------------------------------------------------------------------------------------------------
Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                                         $  1.9      $      0.5     $     (1.5)   $        -    $     0.9
--------------------------------------------------------------------------------------------------------------------
For the Year Ended September 30, 1998:
Allowance for accounts receivable                  $  5.5      $      8.9     $        -    $     (8.0)   $     6.4
--------------------------------------------------------------------------------------------------------------------
Reserves - asset write-down                        $ 11.5      $        -     $        -    $     (4.7)   $     6.8
--------------------------------------------------------------------------------------------------------------------
Reserves - allowance for abandonments              $  0.6      $        -     $      0.3    $     (0.2)   $     0.7
--------------------------------------------------------------------------------------------------------------------
Reserves - purchase adjustments-accrued
     restructuring costs                           $  1.2      $        -     $        -    $     (0.5)   $     0.7
--------------------------------------------------------------------------------------------------------------------
Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                                         $  0.9      $        -     $        -    $        -    $     0.9
--------------------------------------------------------------------------------------------------------------------