Form 10-Q
period 1998-12-31
GAYLORD CONTAINER CORP /DE/
filed 1999-02-12
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to

        For Quarter Ended December 31, 1998 Commission file number 1-9915

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

    As of February 1, 1999, the registrant had outstanding 53,331,838 shares of its $0.0001 par value Class A Common Stock (including 1,755,533 shares held in trust for the benefit of the warrant holders) and 1,755,533 redeemable exchangeable warrants to obtain Class A Common Stock.


                                                                          PAGE
PART I.        FINANCIAL INFORMATION                                     NUMBERS

Item 1.        Financial Statements                                      1 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9 - 15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           16

Item 2.        Changes in Securities                                       16

Item 3.        Defaults Upon Senior Securities                             16

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                     16

Item 5.        Other Information                                           16

Item 6.        Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                 17

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND SEPTEMBER 30, 1998



                                                          DECEMBER 31,           SEPTEMBER 30,
                                                              1998                   1998
                                                          ------------           -------------
ASSETS                                                               (In millions)
CURRENT ASSETS:
    Cash and equivalents                                  $    11.5              $      5.7
    Trade receivables (less allowances of $6.8
      million and $6.4 million, respectively)                 104.6                   122.4
    Inventories (Note 2)                                       83.9                    73.2
    Other current assets                                       10.4                     9.5
                                                          ---------              ----------
        Total current assets                                  210.4                   210.8
                                                          ---------              ----------

PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                  1,116.7                 1,104.1
    Less accumulated depreciation                            (544.6)                 (530.7)
                                                          ---------              ----------
        Property - net                                        572.1                   573.4
                                                          ---------              ----------

DEFERRED INCOME TAXES                                         131.0                   121.5

OTHER ASSETS                                                   73.2                    74.1
                                                          ---------              ----------
        TOTAL                                             $   986.7              $    979.8
                                                          =========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                  $    10.3              $      9.7
    Trade payables                                             43.6                    42.3
    Accrued interest payable                                   12.2                    16.2
    Accrued and other liabilities                              73.3                    69.0
                                                          ---------              ----------
        Total current liabilities                             139.4                   137.2
                                                          ---------              ----------

LONG-TERM DEBT                                                882.3                   863.3

OTHER LONG-TERM LIABILITIES                                    27.4                    26.8

COMMITMENTS AND CONTINGENCIES (Note 3)                           --                      --

STOCKHOLDERS' EQUITY (DEFICIT):
    Class A common stock - par value,
      $.0001 per share; authorized
      125,000,000 shares; issued
      54,822,492 shares and 54,786,492
      shares, respectively, and
      outstanding 53,327,705 shares and
      53,273,928 shares, respectively                            --                      --
    Capital in excess of par value                            177.5                   177.4
    Retained deficit                                         (225.7)                 (210.6)
    Common stock in treasury - at cost;
      1,494,787 shares and 1,512,564
      shares, respectively                                    (11.1)                  (11.2)
    Minimum pension liability                                  (3.1)                   (3.1)
                                                          ---------              ----------
    Total stockholders' equity (deficit)                      (62.4)                  (47.5)
                                                          ---------              ----------
        TOTAL                                             $   986.7              $    979.8
                                                          =========              ==========


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND 1997 (In millions, except per share data)




                                                               THREE MONTHS ENDED DECEMBER 31,
                                                               -------------------------------
                                                               1998                       1997
                                                               ----                       ----
NET SALES                                                  $   198.8                $    197.6
COST OF GOODS SOLD                                             178.4                     186.1
                                                           ---------                ----------
GROSS MARGIN                                                    20.4                      11.5
SELLING AND ADMINISTRATIVE COSTS                               (23.5)                    (20.6)
                                                           ---------                ----------
OPERATING LOSS                                                  (3.1)                     (9.1)
INTEREST EXPENSE - Net                                         (20.6)                    (21.1)
OTHER EXPENSE - Net                                             (0.8)                     (0.2)
                                                           ---------                ----------
LOSS BEFORE TAXES                                              (24.5)                    (30.4)
INCOME TAX BENEFIT                                               9.4                      11.6
                                                           ---------                ----------
NET LOSS                                                       (15.1)               $    (18.8)
                                                                                    ==========

RETAINED DEFICIT:
 Beginning of period                                          (210.6)
                                                           ---------
 End of period                                             $  (225.7)
                                                           =========

LOSS PER COMMON SHARE:
 Basic                                                     $   (0.28)               $    (0.35)
                                                           =========                ==========
 Diluted (A)                                               $      --                $       --
                                                           =========                ==========


WEIGHTED AVERAGE OUTSTANDING AND POTENTIAL COMMON
 SHARES OUTSTANDING:

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    53.3                      53.0

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
   Employee and director incentive stock options                 0.2                       0.4
                                                           ---------                ----------
 Weighted Average Outstanding and Potential
  Common Shares Outstanding                                     53.5                      53.4
                                                           =========                ==========


See notes to condensed consolidated financial statements.

(A) Not presented where the effect of potential shares is antidilutive.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND 1997




                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1998                    1997
                                                                 ----                    ----
                                                                         (In millions)
CASH FLOWS FROM OPERATIONS:
     Net loss                                               $  (15.1)                $   (18.8)
     Adjustments to reconcile net loss to net cash used
       for operations:
         Depreciation and amortization                          15.3                      16.6
         Deferred tax provision (benefit)                       (9.5)                     (9.9)

         Change in current assets and liabilities,
           excluding acquisitions and dispositions              (0.1)                    (41.8)
         Other - net                                             1.3                      (0.1)
                                                            --------                 ---------
Net cash used for operations                                    (8.1)                    (54.0)
                                                            --------                 ---------

CASH FLOWS FROM INVESTMENTS:
     Capital expenditures                                       (4.3)                    (14.6)
     Capitalized interest                                       (0.4)                     (0.3)
     Other investments - net                                    (1.1)                      0.2
                                                            --------                 ---------
Net cash used for investments                                   (5.8)                    (14.7)
                                                            --------                 ---------

CASH FLOWS FROM FINANCING:
     Senior debt - repayments                                   (1.9)                     (3.0)

     Revolving credit agreement borrowings - net                21.5                      71.0
     Other financing - net                                       0.1                       0.2
                                                            --------                 ---------
Net cash provided by financing                                  19.7                      68.2
                                                            --------                 ---------

Net increase(decrease) in cash and equivalents                   5.8                      (0.5)

Cash and equivalents, beginning of period                        5.7                       6.1
                                                            --------                 ---------

Cash and equivalents, end of period                         $   11.5                  $    5.6
                                                            ========                 =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
     Interest                                               $   24.3                  $   38.7
                                                            ========                 =========

     Income taxes                                           $     --                  $   (0.2)
                                                            ========                 =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Property additions                                     $    5.6                  $    8.9
                                                            ========                 =========

     Increase in total debt                                 $     --                  $   10.5
                                                            ========                 =========


     Increase (decrease) in accrued & other liabilities     $    5.6                  $    1.6
                                                            ========                 =========


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1998 and 1997, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1998.



2.  INVENTORIES                              DECEMBER 31,          SEPTEMBER 30,
                                                1998                   1998
                                             ------------          -------------
                                                       (In millions)
Inventories consist of:

Finished products                              $     20.6            $     19.0
In process                                           41.0                  31.6
Raw materials                                        11.8                  12.4
Supplies                                             14.3                  13.6
                                               ----------            ----------
                                                     87.7                  76.6
LIFO valuation adjustment                            (3.8)                 (3.4)
                                               ----------            ----------
         Total                                 $     83.9            $     73.2
                                               ==========            ==========


3.  CONTINGENCIES

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the State of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's shareholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii) a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Under an agreed Case Management Order (CMO), all actions in Louisiana arising out of the October 23, 1995 explosion have been consolidated in the Twenty-Second Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants. The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical or the Company are named defendants in the CMP, as

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical or the Company, will be determined by the trial court after class certification issues are finally resolved.

In November 1997, the Louisiana trial court certified these consolidated cases as a class action. The trial court certified, and the Court of Appeal upheld, a class consisting of allegedly injured parties in the City of Bogalusa and portions of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike counties in Mississippi.

Defendants have requested reconsideration in the Court of Appeal of the geographic boundaries of the class and the trial court's failure to certify a single, mandatory class for punitive damages. The trial court entered a stay of all class notice and related issues until the defendants' suspensive appeal on geographic boundaries is ultimately resolved. The Company and its subsidiary are vigorously contesting all claims brought in these consolidated actions. No trial date has been set for these Louisiana actions.

In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either: (1) dismissed for failure to comply with outstanding discovery orders or (2) voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court has selected the first 20 plaintiffs whose claims will be tried on all issues of liability and damages. The initial trial is set to begin March 29, 1999. On July 24, 1998, the trial court ordered that the results of this trial for the initial 20 Mississippi plaintiffs will not be binding, either as to liability or damages,

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will have to prove their own individual claims of liability and compensatory damages. The trial court further ordered that the distribution of any punitive damages awarded after the initial trial will be made by the trial court after the final resolution (by judgment or settlement) of the compensatory damages of all plaintiffs.

The Company and Gaylord Chemical Corporation maintain $127 million of general liability insurance and have filed separate suits seeking declaratory judgment of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. These cases are currently pending in Louisiana state court before the same judge who is hearing the liability class action. The carrier with the first layer of coverage under the general liability policy has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights. The primary carrier and the nine excess level insurers moved for summary judgment before the trial court claiming that coverage for the accident is excluded because of pollution exclusions contained in these policies.

On November 20, 1997, the trial court denied all of the motions, and the insurers filed supervisory writs with the Court of Appeal contesting that ruling. On April 30, 1998, the Court of Appeal affirmed denial of the motions. On June 1, 1998, the Louisiana Supreme Court refused the insurers' request for supervisory writs challenging the denial of summary judgment. Following a change of the trial court judge, the general liability insurers renewed their summary judgment motions based on the pollution exclusion, all of which were denied on November 9, 1998. The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998. As of February 11, 1999, no decision has been rendered in the Company's coverage litigation.

On January 20, 1999, the Louisiana Supreme Court ruled in a case unrelated to the Company's declaratory judgment action that a pollution exclusion barred insurance coverage for injuries allegedly caused by the accidental release of chemicals. A petition for rehearing is pending in that case.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

The Company believes the outcome of such litigation should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the reporting and display of comprehensive income and its components in the financial statements. The Company's comprehensive income is equal to the consolidated net loss for the three months ended December 31, 1998 and December 31, 1997, which is reported on the Consolidated Statements of Operations.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Interim period segment reporting is not required in the initial year of adoption and, therefore, the Company will disclose the required segment reporting under FAS 131 in its fiscal 1999 year-end financial statements. The Company is in the process of evaluating the potential impact, if any, on its segment disclosure, of adopting this statement.

The Company has adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. The Company will be required to disclose the required information in its fiscal 1999 year-end financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1999 COMPARED WITH FIRST QUARTER OF FISCAL 1998


Net sales for the first quarter of fiscal 1999 were $198.8 million compared to net sales of $197.6 million for the first quarter of fiscal 1998. The operating loss for the current quarter was $3.1 million compared to $9.1 million for the year-ago quarter. The net loss for the current quarter totaled $15.1 million, or $0.28 per share, compared to a net loss of $18.8 million, or $0.35 per share, for the year-ago quarter.

Sales in the first quarter of fiscal 1999 were favorably affected by higher volume, which increased net sales, by approximately $8 million. Lower average net selling prices decreased sales by approximately $6 million in the quarter-over-quarter comparison.

Gross margin for the first quarter of fiscal 1999 increased to $20.4 million from $11.5 million in the prior-year quarter primarily due to lower fiber costs ($13 million) and higher volume ($6 million) offset somewhat by lower average selling prices ($5 million net of $1 million lower paper costs in the converting facilities).

Quarter-over-quarter, total mill production increased to 4,272 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,076 TPD principally due to deferring the Bogalusa mill's annual maintenance outage from the first quarter of fiscal 1999 to the second quarter of fiscal 1999. Containerboard production in the first quarter of fiscal 1999 increased approximately 8 percent to 3,542 TPD from 3,280 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter decreased to 730 TPD from 796 TPD in the prior-year quarter. Corrugated shipments increased to 3.6 billion square feet in the first quarter of fiscal 1999 compared to 3.3 billion square feet in the year-ago quarter primarily as a result of the opening of a new sheet feeder plant in December 1997. Multiwall bag shipments decreased to
13.2 thousand tons in the current quarter compared to shipments of 14.9 thousand tons in the first quarter of fiscal 1998.

Average selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper, by approximately 20 percent, 2 percent, and 21 percent, respectively, in the first quarter of fiscal 1999 compared to the previous-year quarter. Average selling prices increased approximately 9 percent for multiwall bags and approximately 2 percent for corrugated products in the current-year quarter compared to the prior-year quarter.

Fiber costs decreased primarily due to lower average delivered costs for recycled fiber which consists primarily of old corrugated containers (OCC) and double lined kraft (DLK) clippings. The average delivered cost for OCC and DLK decreased approximately 39 percent and 54 percent, respectively, in the quarter-over-quarter comparison. In addition, the cost of wood chips decreased by approximately 4 percent in the first quarter of fiscal 1999 compared to the prior-year quarter. The decrease in fiber costs is primarily due to decreased demand for these materials.

Selling and administrative costs were $23.5 million for the current quarter compared to $20.6 million for the year-ago period. This increase is due primarily to higher information system costs principally related to the Year 2000 effort, higher costs associated with employee recruitment and retention, and increased litigation costs.

Net interest expense decreased to $20.6 million in the first quarter of fiscal 1999 from $21.1 million in the prior-year quarter. Higher average debt levels increased interest expense by approximately $3.4 million, while lower average borrowing rates reduced interest expense by approximately $3.9 million. The lower average borrowing rates are the result of the fiscal 1998 refinancing of the Company's 12 3/4% Senior Subordinated Discount Debentures due 2005.

In the first quarter of fiscal 1999, the Company recognized a tax benefit of $9.4 million compared to $11.6 million in the prior-year quarter. The tax benefit decreased in the quarter-to-quarter comparison, primarily because of the improved operating results in the first quarter of fiscal 1999. The effective tax rate was 38 percent in both the first quarter of fiscal 1999 and the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations for the first quarter of fiscal 1999 was $8.1 million, compared with net cash used for operations of $54.0 million for the year-ago period. The improvement was primarily due to improved operating results and a decrease in working capital requirements.

Cash flows used for investing activities decreased in the first quarter of fiscal 1999 to $5.8 million from $14.7 million in the year-ago quarter primarily due to a $10.3 million decrease in capital expenditures in the first quarter of fiscal 1999 compared to the year-ago quarter. In the first quarter of fiscal 1999, the Company incurred a liability for $5.6 million of equipment costs associated with a capital project, which will be financed in mid-1999 through a debt obligation secured by the project assets.

Cash flows from financing activities decreased to $19.7 million in the first quarter of fiscal 1999 from $68.2 million in the year-ago quarter. The decrease is primarily due to decreased net borrowings from the Company's revolving credit facility.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. The Company has incurred in the first quarter of fiscal 1999 approximately $1.1 million of costs for demolition and asbestos removal and to maintain the East Mill. Such costs were net of any proceeds from the sale of scrap. Management expects to complete the remainder of its demolition and asbestos removal efforts during fiscal 1999. At December 31, 1998, balance sheet reserves for demolition and asbestos removal were approximately $2 million and the net book value of the East Mill was $8.7 million.

LIQUIDITY

At December 31, 1998, the Company had cash and equivalents of $11.5 million, an increase of $5.8 million from September 30, 1998, as cash from financing was largely offset by cash used for operations and investments. Total debt increased by $19.6 million to $892.6 million at December 31, 1998 from $873.0 million at September 30, 1998 as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to semi-annual interest payments on the Company's Senior Notes ($20.3 million), interest payments on the Term Loan ($2.7 million), and capital expenditures ($4.3 million). At December 31, 1998, the Company had $60 million of borrowings outstanding, and approximately $172 million of credit available under the revolving portions of its credit agreements.

At December 31, 1998, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $144.9 million, a decrease of $8.4 million from September 30, 1998 primarily due to lower accounts receivable offset somewhat by seasonably higher inventory levels. The decrease in accounts receivable was primarily due to lower average net selling prices for the Company's products.

Published industry prices for linerboard have declined approximately $50 per ton from October 1997 to December 1998, primarily due to excess supply relative to both domestic and export demand. Recently, however, annual containerboard capacity declined by approximately 2 million tons, as a result of permanent and semi-permanent plant closures by certain producers, substantially improving the industry supply/demand balance. With continued strong domestic demand for corrugated products and reduced containerboard inventories, the Company has informed its customers of a $50 per ton increase in the price of linerboard and kraft paper effective February 1, 1999, and a minimum of 11.5 percent increase in the price of corrugated products effective March 1, 1999.

During the first quarter of fiscal 1999, the Company's average delivered cost of OCC and DLK decreased approximately 22 percent and 20 percent, respectively, from fourth quarter fiscal 1998 levels. Average wood chip prices, however, have increased approximately 8 percent in the first quarter of fiscal 1999 compared to fourth quarter fiscal 1998. Fiber markets, however, are difficult to predict, and there can be no assurance of the future direction of wood chip, OCC and DLK prices.

During the first quarter of fiscal 1999, the Company amended its trade receivable revolving credit facility to extend the maturity date of the facility for one year to July 2001. In February 1999, the Company also amended certain financial covenants under its bank credit agreement for the period ending March 1999 and beyond, to provide additional financial flexibility. In connection with the amendment, the Company paid a one-time amendment fee. The amendment also increased borrowing margins on the term loan and revolving loan under the bank credit agreement.

Based on current pricing (before the recently announced linerboard price increase) and raw material costs, and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is significant product price improvement beginning in the spring of this year, however, the Company will need to seek additional covenant modifications to its bank credit agreement by the end of December 1999 to maintain continued access to its liquidity.

PENDING ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement is effective for fiscal years beginning after June 15, 1999. The statement will be adopted by the Company in fiscal 2000. The Company anticipates that it will not have a material impact on the results of operations, financial position or cash flows of the Company.

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

The Company has developed a comprehensive phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The Company's IT and non-IT systems are comprised of computers and application software for financial and business management, electronic data interchange, process control and equipment monitoring, telecommunications, and environmental controls. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrade, replacement, and deployment of certain products), validation testing, and contingency planning. The Company believes that, by modifying or upgrading existing systems, and/or converting to new systems, the Year 2000 Issue can be resolved without material operational difficulties. Based on current estimates, the Company expects to spend approximately $6 million through fiscal 1999 to correct the Year 2000 Issue, of which approximately $2.5 million has been incurred to date. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under its revolving credit agreements.

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

The Company believes that many of its customers, suppliers and financial institutions are also impacted by the Year 2000 Issue, which could affect the Company. The Company is therefore conducting an assessment of the compliance efforts of the Company's critical customers, suppliers and financial institutions. At this time, the Company is unable to determine the impact of these third-party compliance efforts. If the Company's current or future customers, or suppliers, however, fail to achieve Year 2000 compliance, the Company believes that, due to lack of concentration of major customers or critical suppliers, results of operations, financial position or cash flow should not be materially adversely affected.

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

THE PRECEDING "YEAR 2000 READINESS DISCLOSURE" CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WHICH REPRESENT THE COMPANY'S BELIEFS OR EXPECTATIONS REGARDING FUTURE EVENTS. THE WORDS "BELIEVES," "PROJECTED," "EXPECTS," "ANTICIPATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS AS TO WHEN IT WILL COMPLETE THE REMEDIATION AND TESTING PHASES OF ITS YEAR 2000 PROGRAM AS WELL AS ITS YEAR 2000 CONTINGENCY PLANS; ITS ESTIMATED COST OF ACHIEVING YEAR 2000 READINESS; AND THE COMPANY'S BELIEF THAT ITS INTERNAL SYSTEMS AND ASSETS WILL BE YEAR 2000 COMPLIANT IN A TIMELY MANNER. ALL FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE PROJECTED RESULTS. FACTORS THAT MAY CAUSE THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE AVAILABILITY OF QUALIFIED PERSONNEL AND OTHER INFORMATION TECHNOLOGY RESOURCES; THE ABILITY TO IDENTIFY AND REMEDIATE ALL DATE-SENSITIVE LINES OF COMPUTER CODE OR TO REPLACE EMBEDDED COMPUTER CHIPS IN AFFECTED SYSTEMS OR EQUIPMENT; AND THE ACTIONS AND ABILITY OF THIRD-PARTY SUPPLIERS, AND CUSTOMERS TO SUCCESSFULLY IDENTIFY AND ELIMINATE ANY OF THEIR OWN YEAR 2000 PROBLEMS.

                         ------------------------------


FORWARD-LOOKING STATEMENTS IN THIS FILING, INCLUDING THOSE IN THE FOOTNOTES TO THE FINANCIAL STATEMENTS, ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "PROJECTED," "EXPECTS," "ANTICIPATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC AND BUSINESS CONDITIONS, COMPETITIVE MARKET PRICING, INCREASES IN RAW MATERIAL, ENERGY AND OTHER MANUFACTURING COSTS, FLUCTUATIONS IN DEMAND FOR THE COMPANY'S PRODUCTS, YEAR 2000 READINESS ISSUES, POTENTIAL EQUIPMENT MALFUNCTIONS AND PENDING LITIGATION. FOR ADDITIONAL INFORMATION SEE THE COMPANY'S FORM 10-K FILING FOR THE MOST RECENT FISCAL YEAR.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 10, 1999, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's ten directors were re-elected by the following vote:

                                             For                 Withheld
                                         ---------------------------------
         Mary Sue Coleman                50,734,916                851,839
         Harve A. Ferrill                46,624,074              4,962,481
         John E. Goodenow                50,753,152                833,403
         David B. Hawkins                50,748,926                837,629
         Warren J. Hayford               50,740,462                846,093
         Charles S. Johnson              50,709,752                876,803
         Jerry W. Kolb                   50,752,952                833,603
         Ralph L. MacDonald Jr.          50,756,957                829,598
         Marvin A. Pomerantz             50,659,542                927,013
         Thomas H. Stoner                50,751,136                836,419

The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 1999 was ratified by a vote of 51,134,558 for; 139,328 against; 312,669 withheld.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Number and Description of Exhibit

         a) 4.1 (a) Amendment No. 1 to the Credit Agreement dated as of February 16, 1999 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions

         b)    27.1(a) Financial Data Schedule

         c) No reports on Form 8-K were filed for the quarter ended December 31, 1998

               ------------------
               (a)   Filed with this Quarterly Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GAYLORD CONTAINER CORPORATION

Date:  February 11, 1999             /s/ Marvin A. Pomerantz
                                     ------------------------------------
                                     Marvin A. Pomerantz
                                     Chairman and Chief Executive Officer


Date:  February 11, 1999             /s/ Jeffrey B. Park
                                     -------------------------------
                                     Jeffrey B. Park
                                     Vice President-Controller
                                     (Principal Accounting Officer)