Form 10-Q
period 1999-03-31
GAYLORD CONTAINER CORP /DE/
filed 1999-05-11
CIK 812700

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to

         For Quarter Ended March 31, 1999 Commission file number 1-9915

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _X_   No ___

         As of May 6, 1999, the registrant had outstanding 53,427,224 shares of its $0.0001 par value Class A Common Stock (including 1,482,497 shares held in trust for the benefit of the warrant holders) and 1,482,497 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                     PAGE
PART I.        FINANCIAL INFORMATION                                NUMBERS
-------        ---------------------                                -------

Item 1.        Financial Statements                                  1 - 9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations         10 - 18

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings                                       19

Item 2.        Changes in Securities                                   19

Item 3.        Defaults Upon Senior Securities                         19

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                 19

Item 5.        Other Information                                       19

Item 6.        Exhibits and Reports on Form 8-K                        19


SIGNATURES                                                             20
----------


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------------

                                                             MARCH 31,          SEPTEMBER 30,
                                                               1999                  1998
                                                            ---------              ---------


ASSETS                                                                 (In millions)
CURRENT ASSETS:
    Cash and equivalents                                    $     9.8              $     5.7
    Trade receivables (less allowances of $6.0 million
      and $6.4 million, respectively)                           115.8                  122.4
    Inventories (Note 2)                                         85.9                   73.2
    Other current assets                                         13.3                    9.5
                                                            ---------              ---------
        Total current assets                                    224.8                  210.8
                                                            ---------              ---------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                    1,126.6                1,104.1
    Less accumulated depreciation                              (556.2)                (530.7)
                                                            ---------              ---------
        Property - net                                          570.4                  573.4
                                                            ---------              ---------
DEFERRED INCOME TAXES                                           143.1                  121.5

OTHER ASSETS                                                     73.1                   74.1
                                                            ---------              ---------
        TOTAL                                               $ 1,011.4              $   979.8
                                                            =========              =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-term debt                    $     9.7              $     9.7
    Trade payables                                               52.0                   42.3
    Accrued interest payable                                     16.2                   16.2
    Accrued and other liabilities                                89.3                   69.0
                                                            ---------              ---------
        Total current liabilities                               167.2                  137.2
                                                            ---------              ---------

LONG-TERM DEBT                                                  900.5                  863.3

OTHER LONG-TERM LIABILITIES                                      25.2                   26.8

COMMITMENTS AND CONTINGENCIES (Note 3)                            -                      -

STOCKHOLDERS' DEFICIT:
   Class A common stock - par value, $.0001 per share;
    authorized 125,000,000 shares; issued 54,818,792 shares
    and 54,786,492 shares, respectively, and outstanding
    53,334,878 shares and 53,273,928 shares, respectively         -                      -
   Capital in excess of par value                               177.6                  177.4
   Retained deficit                                            (245.0)                (210.6)
   Common stock in treasury - at cost; 1,483,914
      shares and 1,512,564 shares, respectively                 (11.0)                 (11.2)
   Minimum pension liability                                     (3.1)                  (3.1)
                                                            ---------              ---------
    Total stockholders' deficit                                 (81.5)                 (47.5)
                                                            ---------              ---------

        TOTAL                                               $ 1,011.4              $   979.8
                                                            =========              =========

See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998 (In millions, except per share data)
-------------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ---------------------------------
                                                                  1999                    1998
                                                                ---------               ---------

NET SALES                                                       $   201.0               $   219.1
COST OF GOODS SOLD                                                  185.7                   197.5
                                                                ---------               ---------
GROSS MARGIN                                                         15.3                    21.6
SELLING AND ADMINISTRATIVE COSTS                                    (24.8)                  (22.7)
                                                                ---------               ---------
OPERATING LOSS                                                      ( 9.5)                   (1.1)
INTEREST EXPENSE - Net                                              (21.5)                  (20.6)
OTHER EXPENSE - Net                                                 ( 0.2)                   (2.4)
                                                                ---------               ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                            (31.2)                  (24.1)
INCOME TAX BENEFIT                                                   11.9                     9.3
                                                                ---------               ---------
NET LOSS BEFORE EXTRAORDINARY ITEM                                  (19.3)                  (14.8)
EXTRAORDINARY LOSS (Note 4)                                           -                     (23.9)
                                                                ---------               ---------
NET LOSS                                                            (19.3)              $   (38.7)
                                                                =========               =========

RETAINED DEFICIT:
 Beginning of period                                               (225.7)
                                                                ---------
 End of period                                                  $  (245.0)
                                                                =========

LOSS PER COMMON SHARE:
 Basic:

   Loss before extraordinary item                               $   (0.36)              $   (0.28)
   Extraordinary loss                                                 -                     (0.45)
                                                                ---------               ---------
   Net Loss                                                     $   (0.36)              $   (0.73)
                                                                =========               =========

 Diluted: (A)

   Loss before extraordinary item                               $   N/A                 $    N/A
   Extraordinary loss                                               N/A                      N/A
                                                                ---------               ---------
   Net Loss                                                     $   N/A                 $    N/A
                                                                =========               =========


WEIGHTED AVERAGE OUTSTANDING AND
POTENTIAL COMMON SHARES OUSTANDING:

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         53.3                   53.1

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director incentive
     stock options                                                    0.5                    0.4
                                                                ---------              ---------

Weighted Average Outstanding and
Potential Common Shares
 Outstanding                                                         53.8                   53.5
                                                                =========              =========

See notes to condensed consolidated financial statements.

(A) Not presented where the effect of potential shares is antidilutive.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
MARCH 31, 1999 AND 1998 (In millions, except per share data)
--------------------------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                    1999                    1998
                                                                ---------                ---------

NET SALES                                                       $   399.8               $    416.7
COST OF GOODS SOLD                                                  364.1                    383.6
                                                                ---------                ---------
GROSS MARGIN                                                         35.7                     33.1
SELLING AND ADMINISTRATIVE COSTS                                    (48.3)                   (43.3)
                                                                ---------                ---------
OPERATING LOSS                                                      (12.6)                   (10.2)
INTEREST EXPENSE - Net                                              (42.1)                   (41.7)
OTHER EXPENSE - Net                                                  (1.0)                    (2.6)
                                                                ---------                ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                            (55.7)                   (54.5)
INCOME TAX BENEFIT                                                   21.3                     20.9
                                                                ---------                ---------
NET LOSS BEFORE EXTRAORDINARY ITEM                                  (34.4)                   (33.6)
EXTRAORDINARY LOSS (Note 4)                                           -                      (23.9)
                                                                ---------                ---------
NET LOSS                                                            (34.4)              $    (57.5)
                                                                =========               ==========

RETAINED DEFICIT:
 Beginning of period                                               (210.6)
                                                                ---------
 End of period                                                  $  (245.0)
                                                                =========

LOSS PER COMMON SHARE:

 Basic:

   Loss before extraordinary item                               $   (0.64)              $    (0.63)
   Extraordinary loss                                                -                       (0.45)
                                                                ---------               ----------
      Net Loss                                                  $   (0.64)              $    (1.08)
                                                                =========               ==========

 Diluted: (A)

   Loss before extraordinary item                               $   N/A                 $   N/A
   Extraordinary loss                                               N/A                     N/A
                                                                ---------               ----------
   Net Loss                                                     $   N/A                 $   N/A
                                                                =========               ==========


WEIGHTED AVERAGE OUTSTANDING AND
POTENTIAL COMMON SHARES OUSTANDING:

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          53.3                    53.1

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director incentive
     stock options                                                     0.4                     0.5
                                                                 ---------                ---------
Weighted Average Outstanding and
Potential Common Shares
 Outstanding                                                         53.7                     53.6
                                                                 =========                =========

See notes to condensed consolidated financial statements.

(A) Not presented where the effect of potential shares is antidilutive.



GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED MARCH 31,
                                                              ----------------------------------
                                                                   1999                    1998
                                                              ---------                ---------
CASH FLOWS FROM OPERATIONS:                                                (In Millions)
     Net loss                                                 $   (34.4)               $   (57.5)

     Adjustments to reconcile net loss to net cash
       used for operations:
         Extraordinary loss                                          -                      23.9
         Depreciation and amortization                             28.0                     33.0
         Deferred tax benefit                                     (21.5)                   (10.5)
         Change in current assets and liabilities,
           excluding acquisitions and dispositions                  7.0                    (59.8)
         Other - net                                               (0.4)                     1.7
                                                              ---------                ---------
Net cash used for operations                                      (21.3)                   (69.2)
                                                              ---------                ---------

CASH FLOWS FROM INVESTMENTS:
     Capital expenditures                                          (9.0)   .               (23.9)
     Capitalized interest                                          (0.5) .                  (0.7)
     Other investments - net                                       (1.5)                     0.8
                                                              ---------                ---------
Net cash used for investments                                     (11.0)                   (23.8)
                                                              ---------                ---------

CASH FLOWS FROM FINANCING:
     Senior debt - repayments                                      (3.9)                    (6.2)
     Early retirement of debt                                       -                     (436.9)
     Issuance of Senior Notes                                       -                      200.0
     Issuance of Senior Subordinated Notes                          -                      250.0
     Debt issuance costs                                            -                       (9.5)
     Revolving credit agreement borrowings - net                   41.0                     94.5
     Other financing - net                                         (0.7)                     0.9
                                                              ---------                ---------
Net cash provided by financing                                     36.4                     92.8
                                                              ---------                ---------

Net increase(decrease) in cash and equivalents                      4.1                     (0.2)

Cash and equivalents, beginning of period                           5.7                      6.1
                                                              ---------                ---------

Cash and equivalents, end of period                           $     9.8                $     5.9
                                                              =========                =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
     Interest                                                 $    40.7                $    42.3
                                                              =========                =========

     Income taxes                                             $      -                 $    (5.1)
                                                              =========                =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Write-off of deferred financing fees                     $      -                 $     6.1
                                                              =========                =========

     Property additions                                       $    11.1                $     8.9
                                                              =========                =========

     Increase in total debt                                   $      -                 $    10.5
                                                              =========                =========

     Increase in accrued & other liabilities                  $    11.1                $     1.6
                                                              =========                =========

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1. GENERAL
   -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months and six months ended March 31, 1999 and 1998, and cash flows for the six months ended March 31, 1999 and 1998, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1998.

2. INVENTORIES
   -----------


                                      MARCH 31,             SEPTEMBER 30,
                                        1999                     1998
                                     ----------               ----------

                                                (In millions)
Inventories consist of:
Finished products                    $     17.4               $     19.0
In process                                 46.4                     31.6
Raw materials                              11.5                     12.4
Supplies                                   14.7                     13.6
                                     ----------               ----------
                                           90.0                     76.6
LIFO valuation adjustment                  (4.1)                    (3.4)
                                     ----------               ----------
      Total                          $     85.9               $     73.2
                                     ==========               ==========

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

Under an agreed Case Management Order (CMO), all actions in Louisiana arising out of the October 23, 1995 explosion have been consolidated in the Twenty-Second Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants. The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical or the Company are named defendants in the CMP, as amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical or the Company, will be determined by the trial court after class certification issues are finally resolved.

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

Defendants have requested the Louisiana Supreme Court to review the Court of Appeal's decision affirming the geographic boundaries of the class and the trial court's failure to certify a single, mandatory class for punitive damages. The trial court entered a stay of all class notice and related issues until the defendants' suspensive appeal to the Louisiana Supreme Court on geographic boundaries is ultimately resolved. The Company and its subsidiary are vigorously contesting all claims brought in these consolidated actions. No trial date has been set for these Louisiana actions.

In addition, the Company, Gaylord Chemical Corporation and numerous other third party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either: (1) dismissed for failure to comply with outstanding discovery orders or (2) voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court has selected the first 20 plaintiffs whose claims will be tried on all issues of liability and damages. The initial trial of the 20 plaintiffs' claims began on March 29, 1999 and continues as of this date. During trial, the Mississippi trial court denied the Company's motion for summary judgment dismissing the action against the Company. The trial court in an updated order has ordered that the results of this trial for the initial 20 Mississippi plaintiffs will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will have to prove their own individual claims of liability or compensatory or punitive damages.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

The Company and Gaylord Chemical Corporation maintain $127 million of general liability insurance and filed separate suits seeking declaratory judgment of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. The carrier with the first layer of coverage under the general liability policies has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights.

The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998 and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical have insurance coverage for the October 23, 1995 accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. On March 30, 1999, the trial court denied all the insurers' motions for a new trial. The eight insurers issuing policies where coverage was found have filed an appeal of the judgment with the Louisiana Court of Appeal. The Company and Gaylord Chemical have appealed that part of the judgment excluding coverage. Including coverage afforded by the settlement and by the trial court's decision, the Company and Gaylord Chemical have in excess of $110 million in insurance coverage for the accident.

The Company believes the outcome of such litigation should not have a material adverse effect on its financial position, results of operations or cash flows.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
----------------------------------------------------------------



4. EXTRAORDINARY ITEM
   ------------------
During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 (collectively the New Notes) and used the proceeds to retire all of its outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.


5. ADOPTION OF NEW ACCOUNTING STANDARDS
   ------------------------------------
Effective October 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the reporting and display of comprehensive income and its components in the financial statements. The Company's comprehensive income is equal to the consolidated net loss for the three months and six months ended March 31, 1999 and 1998, which is reported on the Consolidated Statements of Operations.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Interim period segment reporting is not required in the initial year of adoption and, therefore, the Company will disclose the required segment reporting under this Statement in its fiscal 1999 year-end financial statements.

The Company has adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. The Company will disclose the required information in its fiscal 1999 year-end financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Second Quarter of Fiscal 1999 Compared with Second Quarter of
Fiscal 1998

Net sales for the second quarter of fiscal 1999 were $201.0 million compared to net sales of $219.1 million for the second quarter of fiscal 1998. The operating loss for the current quarter was $9.5 million compared to $1.1 million for the year-ago quarter. The net loss for the current quarter totaled $19.3 million, or $0.36 per share, compared to a net loss of $38.7 million, or $0.73 per share, for the year-ago quarter, which included a $23.9 million ($0.45 per share) extraordinary loss on the early retirement of debt.

Sales in the second quarter of fiscal 1999 were unfavorably affected by lower average net selling prices, which decreased net sales by approximately $18 million.

Gross margin for the second quarter of fiscal 1999 decreased to $15.3 million from $21.6 million in the prior-year quarter primarily due to lower average net selling prices ($14 million net of $4 million lower paper costs in the converting facilities) and lower volume ($2 million), offset somewhat by lower fiber costs ($11 million).

Quarter-over-quarter, total mill production decreased to 4,033 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,315 TPD principally due to the Bogalusa mill annual maintenance outage occurring during the second quarter of fiscal 1999 versus the first quarter of fiscal 1998. Containerboard production in the second quarter of fiscal 1999 decreased approximately 9 percent to 3,305 TPD from 3,647 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter increased to 728 TPD from 668 TPD in the prior-year quarter. Corrugated shipments increased to 3.8 billion square feet in the second quarter of fiscal 1999 compared to 3.5 billion square feet in the year-ago quarter primarily as a result of the opening of a new sheet feeder plant in December 1997 and increased demand. Multiwall bag shipments decreased to 14.0 thousand tons in the current quarter compared to shipments of 16.1 thousand tons in the second quarter of fiscal 1998.

Average selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper, by approximately 22 percent, 15 percent, and 28 percent, respectively, in the second quarter of fiscal 1999 compared to the previous-year quarter. Average selling prices increased approximately 6 percent for multiwall bags (mix related) and decreased approximately 7 percent for corrugated products in the current-year quarter compared to the prior-year quarter.

Fiber costs decreased primarily due to lower average delivered costs for recycled fiber (consisting primarily of old corrugated containers (OCC) and doubled lined kraft (DLK) clippings) and wood chips. The average delivered cost for OCC and DLK decreased approximately 32 percent and 31 percent, respectively, in the quarter-over-quarter comparison, primarily due to decreased demand for these materials. In addition, the cost of wood chips decreased by approximately 17 percent in the second quarter of fiscal 1999 compared to the prior-year quarter mainly due to improved weather conditions in the southern United States.

Selling and administrative costs were $24.8 million for the current quarter compared to $22.7 million for the year-ago period. This increase is due primarily to higher information system costs related to the Year 2000 effort and long-term incentive costs.

Net interest expense increased to $21.5 million in the second quarter of fiscal 1999 from $20.6 million in the prior-year quarter. Higher average debt levels increased interest expense by approximately $1.8 million, while lower average borrowing rates reduced interest expense by approximately $0.9 million. The lower average borrowing rates are the result of the refinancing of the Company's 12 3/4% Senior Subordinated Discount Debentures, due 2005 (the Old Notes), in the second quarter of fiscal 1998.

In the second quarter of fiscal 1999, the Company recognized an income tax benefit of $11.9 million compared to $9.3 million in the prior-year quarter. The effective tax rate was approximately 38 percent in each of the second quarters of fiscal 1999 and fiscal 1998.

During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 (collectively the New Notes) and used the proceeds to retire all of its outstanding Old Notes ($404.3 million outstanding principal amount). In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

First Six Months of Fiscal 1999 Compared with First Six Months of Fiscal 1998


Net sales for the first six months of fiscal 1999 were $399.8 million compared to net sales of $416.7 million for the first six months of fiscal 1998. The operating loss for the current period was $12.6 million compared to $10.2 million for the year-ago period. The net loss for the current period totaled $34.4 million, or $0.64 per share, compared to a net loss of $57.5 million, or $1.08 per share, for the year-ago period, which included a $23.9 million ($0.45 per share) extraordinary loss on the early retirement of debt.

Sales in the first six months of fiscal 1999 were unfavorably affected by lower average net selling prices, which decreased net sales by approximately $24 million. Higher corrugated shipments increased net sales by approximately $8 million in the period-over-period comparison.

Gross margin for the first six months of fiscal 1999 increased to $35.7 million from $33.1 million in the prior-year period primarily due to lower fiber costs ($24 million) and higher volume ($4 million), offset by lower average net selling prices ($20 million net of $4 million lower paper costs in the converting facilities), reduced chemical subsidiary earnings as a result of a significant decline in Asian demand ($3 million) and increased insurance costs.

Period-over-period, total mill production decreased to 4,153 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,196 TPD. Containerboard production in the first six months of fiscal 1999 decreased approximately 1 percent to 3,423 TPD from 3,463 TPD in the prior-year period. The current period unbleached kraft paper production of 730 TPD remained relatively flat with prior-year production levels. Corrugated shipments increased approximately 9 percent to 7.4 billion square feet in the first six months of fiscal 1999 compared to 6.8 billion square feet in the year-ago period primarily as a result of the opening of a new sheet feeder plant in December 1997 and increased demand. Multiwall bag shipments decreased to 27 thousand tons in the current period compared to shipments of 31 thousand tons in the first six months of fiscal 1998.

Average selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper, by approximately 21 percent, 9 percent, and 25 percent, respectively, in the first six months of fiscal 1999 compared to the prior-year period. Average selling prices increased approximately 8 percent for multiwall bags (mixed related) and decreased approximately 3 percent for corrugated products in the current-year period compared to the prior-year period.

Fiber costs decreased primarily due to lower average delivered costs for recycled fiber and wood chips. The average delivered cost for OCC and DLK decreased approximately 36 percent and 43 percent, respectively, in the period-over-period comparison, primarily due to decreased demand for these materials. In addition, the cost of wood chips decreased by approximately 15 percent in the first six months of fiscal 1999 compared to the prior-year period, mainly due to improved weather conditions in the southern United States.

Selling and administrative costs were $48.3 million for the current period compared to $43.3 million for the year-ago period. This increase is due primarily to higher information system costs related to the Year 2000 effort and increased long-term incentive and litigation costs.

Net interest expense increased to $42.1 million in the first six months of fiscal 1999 from $41.7 million in the prior-year period. Higher average debt levels increased interest expense by approximately $5.2 million, while lower average borrowing rates reduced interest expense by approximately $4.8 million. The lower average borrowing rates are the result of the refinancing of the Company's Old Notes in the second quarter of fiscal 1998.

In the first six months of fiscal 1999, the Company recognized an income tax benefit of $21.3 million compared to $20.9 million in the prior-year period. The effective tax rate was approximately 38 percent in both the current-year and prior-year periods.

During the second quarter of fiscal 1998, the Company issued the New Notes and used the proceeds to retire all of its outstanding Old Notes. In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations was $21.3 million for the first six months of fiscal 1999, compared with net cash used for operations of $69.2 million for the year-ago period. The improvement was primarily due to a decrease in working capital requirements versus the prior-year period.

In the first six months of fiscal 1999 cash flows used for investing activities decreased to $11.0 million from $23.8 million in the year-ago period, primarily due to $14.9 million decrease in capital expenditures in the current year period compared to the year-ago period. Furthermore, in the first six months of fiscal 1999, the Company incurred an $11.1 million liability for costs associated with a capital project that will be vendor financed in the third fiscal quarter of 1999 through a debt obligation secured by the project assets. During the first six months of fiscal 1998, the Company acquired $10.5 million of equipment financed by a capital lease.

Cash flows from financing activities decreased to $36.4 million in the first six months of fiscal 1999 from $92.8 million in the year-ago period. The decrease is primarily due to decreased net borrowings from the Company's revolving credit facility.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. During the first six months of fiscal 1999, the Company has incurred approximately $2.1 million of costs for demolition and asbestos removal and to maintain the East Mill. Such costs were net of any proceeds from the sale of scrap. Management expects to complete the majority of the remaining demolition and asbestos removal efforts during fiscal 1999. At March 31, 1999, balance sheet reserves for demolition and asbestos removal were approximately $1.2 million and the net book value of the East Mill was $9.6 million.

Liquidity

At March 31, 1999, the Company had cash and equivalents of $9.8 million, an increase of $4.1 million from September 30, 1998, as cash from financing was largely offset by cash used for operations and investments. Total debt increased by $37.2 million to $910.2 million at March 31, 1999 from $873.0 million at September 30, 1998 as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to interest payments on the Company's public debt and term loan ($38 million). At March 31, 1998, the Company had approximately $80 million of borrowings outstanding, and approximately $154 million of credit available under the revolving portions of its credit agreements.

At March 31, 1999, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $149.7 million, a decrease of $3.6 million from September 30, 1998 primarily due to seasonaly higher inventory offset somewhat by lower accounts receivable and higher accounts payable. The decrease in accounts receivable was primarily due to lower average net selling prices for the Company's products in fiscal 1999 versus fiscal 1998.

Published industry prices for linerboard have increased approximately $45 per ton from the month of December 1998 to the month of March 1999, and are relatively unchanged from published prices at March 1998. The increase in published linerboard prices follow a decline in annual containerboard capacity of approximately 2 million tons announced by certain producers. At the end of March 1999, the Company had successfully implemented a $50 per ton increase in prices for its linerboard and is implementing an increase of approximately 10 percent in the prices of its corrugated products.

During the first six months of fiscal 1999, the Company's average delivered cost of OCC and DLK decreased approximately 36 percent and 43 percent, respectively, from the prior-period levels. At the end of March 1999, however, OCC prices had risen by approximately 41 percent from the low point during this period. In addition, the cost of wood chips decreased approximately 15 percent in the first six months of fiscal 1999 compared to the prior-year period. Fiber markets, however, are difficult to predict, and there can be no assurance of the future direction of OCC, DLK and wood chip prices.

Based on post price increase pricing and current raw material costs, and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is additional product price improvement however, the Company will need to seek additional covenant modifications to its bank credit agreement by the end of June 2000 to maintain continued access to its liquidity.

PENDING ACCOUNTING STANDARDS
----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement is effective for fiscal years beginning after June 15, 1999. The statement will be adopted by the Company in fiscal 2000. The Company has not determined what affect, if any, the statement will have on its results of operations or financial position.


YEAR 2000 READINESS DISCLOSURE
------------------------------

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

The Company has developed a comprehensive phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The Company's IT and non-IT systems are comprised of computers and application software for financial and business management, electronic data interchange, process control and equipment monitoring, telecommunications, and environmental controls. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrade, replacement, and deployment of certain products), validation testing, and contingency planning. The Company believes that, by modifying or upgrading existing systems, and/or converting to new systems, the Year 2000 Issue can be resolved without material operational difficulties. Based on current estimates, the Company expects to spend approximately $6 million through fiscal 1999 to correct the Year 2000 Issue, of which approximately $3.6 million has been incurred to date. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under its revolving credit agreements.

The Company has largely completed the awareness and assessment portion of its Year 2000 readiness plan. Remediation and implementation activities for business-critical items are proceeding and are scheduled to be completed by mid-1999. Verification testing on business critical systems will be completed by mid-1999 while testing will continue on non-business critical systems through the remainder of 1999. IT systems are being verified for accuracy across the Year 2000 boundary as well as other special calendar date situations. A national consulting firm specializing in Year 2000 issues assisted the Company throughout the planning process and has been retained to assist in the Year 2000 verification testing. The testing approach employed is intended to identify all potential problems with processing the Year 2000. It is impractical to assure that all potential problems will be identified during these testing procedures. Therefore, the Company may experience a greater-than-normal need for support activities immediately following the change in the millennium. The IT staff, with the assistance of designated outside vendor support, is prepared to react and correct these problems in a timely fashion, as it does with problems that occur in the normal course of business. A consulting firm specializing in industrial controls has been retained to develop an equipment inventory and to assist in the validation of equipment compliance for certain non-IT systems at the Company's paper mills. At its other facilities, internal resources, both operational and IT staff, are being used to inventory and to assist in the validation of the non-IT systems.

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

The Company has projected that the "most likely worst-case Year 2000 scenario" would be the result of unidentified Year 2000 issues, which could result in unplanned downtime of production facilities at a rate higher than is normally experienced. Contingency plans are currently being developed and are expected to be completed by the fall of 1999 to respond to the likelihood of these higher-than-normal system incidents. Any system failure which results in a business disruption is expected to be handled in a timely fashion, as would normal day-to-day failures. These potential disruptions should not result in a material adverse impact on the Company's results of operations, financial position or cash flow.

The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. The words "believes," "projected," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 program as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems and assets will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions and ability of third-party suppliers and customers to successfully identify and eliminate any of their own Year 2000 problems.

                         ------------------------------


Forward-looking statements in this filing, including those in the footnotes to the financial statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this filing, the words "believes," "projected," "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material, energy and other manufacturing costs, fluctuations in demand for the Company's products, Year 2000 readiness issues, potential equipment malfunctions and pending litigation. For additional information, see the Company's Form 10-K filing for the most recent fiscal year.

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

                                         For                    Withheld
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

Item 6.  Exhibits and Reports on Form 8-K.

         Number and Description of Exhibit
         ---------------------------------
         a) 27.1(a) Financial Data Schedule

         b) No reports on Form 8-K were filed for the quarter ended
            March 31, 1999
         ------------------
         (a) Filed with this Quarterly Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GAYLORD CONTAINER CORPORATION

Date:  May 11, 1999                         /s/ Marvin A. Pomerantz
                                            ------------------------------------
                                            Marvin A. Pomerantz
                                            Chairman and Chief Executive Officer


Date:  May 11, 1999                         /s/ Jeffrey B. Park
                                            ------------------------------------
                                            Jeffrey B. Park
                                            Vice President-Controller
                                            (Principal Accounting Officer)