Form 10-Q
period 1999-06-30
GAYLORD CONTAINER CORP /DE/
filed 1999-08-13
CIK 812700

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from     to

          For Quarter Ended June 30, 1999 Commission file number 1-9915


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of July 30, 1999, the registrant had outstanding 53,460,938 shares of its $0.0001 par value Class A Common Stock (including 1,471,997 shares held in trust for the benefit of the warrant holders) and 1,471,997 redeemable exchangeable warrants to obtain Class A Common Stock.

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
----------


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------

                                                             JUNE 30,           SEPTEMBER 30,
                                                               1999                 1998
                                                            ---------             ----------

ASSETS                                                                 (In millions)
CURRENT ASSETS:
    Cash and equivalents                                    $     8.7              $     5.7
    Trade receivables (less allowances of $6.2 million
      and $6.4 million, respectively)                           129.2                  122.4
    Inventories (Note 2)                                         82.8                   73.2
    Other current assets                                         12.8                    9.5
                                                            ---------              ---------
        Total current assets                                    233.5                  210.8
                                                            ---------              ---------

PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                    1,125.6                1,104.1
    Less accumulated depreciation                              (562.8)                (530.7)
                                                            ---------              ---------
        Property - net                                          562.8                  573.4
                                                            ---------              ---------

DEFERRED INCOME TAXES                                           148.1                  121.5

OTHER ASSETS                                                     70.6                   74.1
                                                            ---------              ---------
        TOTAL                                               $ 1,015.0              $   979.8
                                                            =========              =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Current maturities of long-term debt                    $     7.2              $     9.7
    Trade payables                                               52.2                   42.3
    Accrued interest payable                                     12.8                   16.2
    Accrued and other liabilities                                79.0                   69.0
                                                            ---------              ---------
        Total current liabilities                               151.2                  137.2
                                                            ---------              ---------

LONG-TERM DEBT                                                  924.7                  863.3

OTHER LONG-TERM LIABILITIES                                      28.0                   26.8

COMMITMENTS AND CONTINGENCIES (Note 3)                            -                      -

STOCKHOLDERS' DEFICIT:
    Class A common stock - par value, $.0001 per share;
     authorized 125,000,000 shares; issued 54,932,392
     shares and 54,786,492 shares, respectively,  and
     outstanding 53,457,025 shares and 53,273,928
     shares, respectively                                         -                      -
    Capital in excess of par value                              178.1                  177.4
    Retained deficit                                           (253.0)                (210.6)
    Common stock in treasury - at cost; 1,475,367
     shares and 1,512,564 shares, respectively                  (10.9)                 (11.2)
    Accumulated Other Comprehensive Income:
     Minimum pension liability                                   (3.1)                  (3.1)
                                                            ---------              ---------
    Total stockholders' deficit                                 (88.9)                 (47.5)
                                                            ---------              ---------
        TOTAL                                               $ 1,015.0              $   979.8
                                                            =========              =========

See notes to condensed consolidated financial statements.


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1999 AND 1998 (In millions, except per share data)
-------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------------

                                                                   1999                1998
                                                                ---------           ---------
NET SALES                                                       $   229.0           $  212.1
COST OF GOODS SOLD                                                  193.1              188.8
                                                                ---------           ---------
GROSS MARGIN                                                         35.9               23.3
SELLING AND ADMINISTRATIVE COSTS                                    (25.3)             (23.6)
                                                                ---------           ---------
OPERATING EARNINGS (LOSS)                                            10.6               (0.3)
INTEREST EXPENSE - Net                                              (21.6)             (19.9)
OTHER EXPENSE - Net                                                  (2.0)              (0.4)
                                                                ---------           ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                            (13.0)             (20.6)
INCOME TAX BENEFIT                                                    5.0                7.9
                                                                ---------           ---------
NET LOSS BEFORE EXTRAORDINARY ITEM                                   (8.0)             (12.7)
EXTRAORDINARY LOSS (Note 4)                                           -                 (1.2)
                                                                ---------           ---------
NET LOSS                                                             (8.0)          $  (13.9)
                                                                =========           =========

RETAINED DEFICIT:
 Beginning of period                                               (245.0)
                                                                ---------
 End of period                                                  $  (253.0)
                                                                =========

LOSS PER COMMON SHARE:
 Basic:

   Net loss before extraordinary item                           $   (0.15)          $  (0.24)
   Extraordinary loss                                                 -                (0.02)
                                                                ---------           ---------
   Net Loss                                                     $   (0.15)          $  (0.26)
                                                                =========           =========

 Diluted: (A)

   Net loss before extraordinary item                           $   N/A             $   N/A
   Extraordinary loss                                               N/A                 N/A
                                                                ---------           ---------
   Net Loss                                                     $   N/A             $   N/A
                                                                =========           =========

WEIGHTED AVERAGE OUTSTANDING AND
 POTENTIAL COMMON SHARES OUTSTANDING:

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         53.4               53.2

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director incentive
     stock options                                                    0.5                0.5
                                                                ---------           --------
Weighted Average Outstanding and
 Potential Common Shares Outstanding                                 53.9               53.7
                                                                =========           ========

See notes to condensed consolidated financial statements.

(A) Not presented where the effect of potential shares is antidilutive.

                                                       2


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JUNE 30, 1999 AND 1998 (In millions, except per share data)
--------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED JUNE 30,
                                                                ----------------------------------
                                                                    1999                    1998
                                                                ---------                ---------

NET SALES                                                       $   628.8                $   628.8
COST OF GOODS SOLD                                                  557.2                    572.4
                                                                ---------                ---------
GROSS MARGIN                                                         71.6                     56.4
SELLING AND ADMINISTRATIVE COSTS                                    (73.6)                   (66.9)
                                                                ---------                ---------
OPERATING LOSS                                                       (2.0)                   (10.5)
INTEREST EXPENSE - Net                                              (63.7)                   (61.6)
OTHER EXPENSE - Net                                                  (3.0)                    (3.0)
                                                                ---------                ---------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEMS                           (68.7)                   (75.1)
INCOME TAX BENEFIT                                                   26.3                     28.8
                                                                ---------                ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS                                 (42.4)                   (46.3)
EXTRAORDINARY LOSS (Note 4)                                           -                      (25.1)
                                                                ---------                ---------
NET LOSS                                                            (42.4)               $   (71.4)
                                                                =========                =========

RETAINED DEFICIT:
 Beginning of period                                               (210.6)
                                                                ---------
 End of period                                                  $  (253.0)
                                                                =========

LOSS PER COMMON SHARE:

 Basic:
   Net loss before extraordinary items                          $   (0.79)               $   (0.87)
   Extraordinary loss                                                -                       (0.47)
                                                                ---------                ---------
   Net Loss                                                     $   (0.79)               $   (1.34)
                                                                =========                =========

 Diluted: (A)

   Net loss before extraordinary items                          $   N/A                  $  N/A
   Extraordinary loss                                               N/A                     N/A
                                                                ---------                ---------
   Net Loss                                                     $   N/A                  $  N/A
                                                                =========                =========

WEIGHTED AVERAGE OUTSTANDING
 AND POTENTIAL COMMON SHARES OUTSTANDING:

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         53.4                     53.1

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director incentive
     stock options                                                    0.3                      0.5
                                                                ---------                ---------
Weighted Average Outstanding and
 Potential Common Shares Outstanding                                 53.7                     53.6
                                                                =========                =========

See notes to condensed consolidated financial statements.

(A) Not presented where the effect of potential shares is antidilutive.

                                                       3



GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------
                                                                  NINE MONTHS ENDED JUNE 30,
                                                              -----------------------------------
                                                                 1999                     1998
                                                              ---------                ----------

                                                                         (In millions)
CASH FLOWS FROM OPERATIONS:
     Net loss                                                 $   (42.4)               $   (71.4)

     Adjustments to reconcile net loss to net cash used for
       operations:
         Extraordinary loss (Note 4)                                 -                      25.1
         Depreciation and amortization                             41.0                     49.2
         Deferred tax benefit                                     (26.5)                   (12.0)
         Change in current assets and liabilities,
           excluding acquisitions and dispositions                (16.4)                   (61.4)
         Other - net                                                4.1                      2.7
                                                              ---------                ---------
Net cash used for operations                                      (40.2)                   (67.8)
                                                              ---------                ---------

CASH FLOWS FROM INVESTMENTS:
     Capital expenditures                                         (13.2)                   (31.3)
     Capitalized interest                                          (0.5)                    (1.1)
     Other investments - net                                       (1.8)                    (0.6)
                                                              ---------                ---------
Net cash used for investments                                     (15.5)                   (33.0)
                                                              ---------                ---------

CASH FLOWS FROM FINANCING:
     Senior debt - repayments                                      (7.6)                    (9.5)
     Early retirement of debt                                       -                     (436.9)
     Issuance of Senior Notes                                       -                      200.0
     Issuance of Senior Subordinated Notes                          -                      250.0
     Issuance of Term Loan                                          -                      125.0
     Debt issuance costs                                            -                      (15.2)
     Revolving credit agreement borrowings/(repayments) -
       net                                                         66.5                    (11.0)
     Other financing - net                                         (0.2)                     1.1
                                                              ---------                ---------
Net cash provided by financing                                     58.7                    103.5
                                                              ---------                ---------

Net increase in cash and equivalents                                3.0                      2.7

Cash and equivalents, beginning of period                           5.7                      6.1
                                                              ---------                ---------

Cash and equivalents, end of period                           $     8.7                $     8.8
                                                              =========                =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
     Interest                                                 $    65.2                $    62.9
                                                              =========                =========

     Income taxes                                             $     -                  $    (5.1)
                                                              =========                =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Write-off of deferred financing fees                     $     -                  $     8.0
                                                              =========                =========

     Property additions                                       $    11.1                $     8.9
                                                              =========                =========

     Increase in total debt                                   $     -                  $    10.5
                                                              =========                =========

     Increase (decrease) in accrued & other liabilities       $    11.1                $    (1.6)
                                                              =========                ==========

See notes to condensed consolidated financial statements.

                                                       4

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1. GENERAL
   -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three months and nine months ended June 30, 1999 and 1998, and cash flows for the nine months ended June 30, 1999 and 1998, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1998.

2. INVENTORIES
   -----------

                                 JUNE 30,                SEPTEMBER 30,
                                   1999                     1998
                                 ----------                ---------
                                          (In millions)
Inventories consist of:

Finished products               $     17.7                $    19.0
In process                            46.1                     31.6
Raw materials                         11.5                     12.4
Supplies                              14.9                     13.6
                                 ----------                ---------
                                      90.2                     76.6
LIFO valuation adjustment             (7.4)                    (3.4)
                                 ----------                ---------
         Total                  $     82.8                $    73.2
                                 ==========                =========

3. CONTINGENCIES
   -------------
The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the State of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's shareholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii) a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. On December 19, 1996, the Delaware Chancery Court denied the Company's motion to dismiss the complaint in its entirety. The case is now in the discovery stage. A class has been certified. The Company believes that, after investigation of the facts, the allegations are without merit and is defending itself vigorously. No trial date has been set.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

In November 1997, the Louisiana trial court certified these consolidated cases as a class action. The trial court certified, and the Court of Appeal and State Supreme Court upheld, a class consisting of allegedly injured parties in the City of Bogalusa and portions of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike counties in Mississippi. The trial court did not certify a single, mandatory class for punitive damages.

Potential class members have received notice of the action and detailed claim forms. No trial date has been set for these consolidated Louisiana actions in which the Company and its subsidiary are vigorously contesting all claims.

In addition, the Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999 and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally liable for the accident. The jury also found that none of the seventeen plaintiffs whose claims went to the jury had suffered any damages, and awarded no damages to any of them. Finally, the jury determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs have moved for a new trial or, alternatively, judgment notwithstanding the verdict. The trial court has ordered that the results of this trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

The Company and Gaylord Chemical Corporation maintain $127 million of general liability insurance and filed separate suits seeking a declaratory judgment of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. The carrier with the first layer of coverage under the general liability policies has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights.

The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998 and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995 accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. On March 30, 1999, the trial court denied all the insurers' motions for a new trial. The eight insurers issuing policies where coverage was found have filed an appeal of the judgment with the Louisiana Court of Appeal. The Company and Gaylord Chemical Corporation have appealed that part of the judgment excluding coverage under one policy. Including coverage afforded by the settlement and by the trial court's decision, the Company and Gaylord Chemical Corporation have in excess of $110 million in insurance coverage for the October 23, 1995 accident.

On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993 through November 30, 1995 the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. After investigation of the facts, the Company believes the allegations have no merit and is vigorously defending itself.

The Company believes the outcome of such litigation should not have a material adverse effect on its financial position, results of operations or cash flows.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
----------------------------------------------------------------

4. EXTRAORDINARY ITEMS
   -------------------
During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due 2008 (collectively the New Notes) and used the proceeds to retire all of its outstanding 12 3/4% Senior Subordinated Discount Debentures ($404.3 million outstanding principal amount) due 2005 (the Old Notes). In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.

During the third quarter of fiscal 1998, the Company refinanced and expanded its existing Revolving Credit Facility (the Old Facility), establishing a six-year $125 million B Tranche term loan due in 2004 and a five-year $175 million revolving credit facility due in 2003. The proceeds from the term loan were used: (i) to repay the outstanding balance on the Old Facility ($95.5 million), which was terminated; (ii) to repay a portion of the Company's Trade Receivable Facility ($19.5 million); (iii) to pay fees and expenses; and (iv) for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.


5. ADOPTION OF NEW ACCOUNTING STANDARDS
   ------------------------------------
Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the reporting and display of comprehensive income and its components in the financial statements. The Company's comprehensive income is equal to the consolidated net loss for the three months and nine months ended June 30, 1999 and 1998, which is reported on the Consolidated Statements of Operations.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Interim period segment reporting is not required in the initial year of adoption and, therefore, the Company will disclose the required segment reporting under this Statement in its fiscal 1999 year-end financial statements.

The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. The Company will disclose the required information in its fiscal 1999 year-end financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Third Quarter of Fiscal 1999 Compared with Third Quarter of
Fiscal 1998

Net sales for the third quarter of fiscal 1999 were $229.0 million compared to net sales of $212.1 million for the third quarter of fiscal 1998. Operating earnings for the current quarter were $10.6 million compared to an operating loss of $0.3 million for the year-ago quarter. The net loss for the current quarter totaled $8.0 million, or $0.15 per share, compared to a net loss of $13.9 million, or $0.26 per share, for the year-ago quarter, which included a $1.2 million ($0.02 per share) extraordinary loss on the refinancing of the Company's credit facility.

Sales in the third quarter of fiscal 1999 were favorably affected by higher volume, which increased net sales by approximately $15 million. Higher average net selling prices increased net sales by approximately $2 million in the quarter-over-quarter comparison.

Gross margin for the third quarter of fiscal 1999 increased to $35.9 million from $23.3 million in the prior-year quarter primarily due to higher average net selling prices ($6 million including $4 million of lower paper costs in the converting facilities), lower fiber costs ($2 million) and higher volume ($3 million).

Quarter-over-quarter, total mill production increased to 4,369 tons per day (TPD, calculated on the basis of the number of days in the period) from 4,285 TPD principally due to improved productivity, as a result of the absence of electric power curtailments by the local utility at the Bogalusa Mill in the current-year quarter versus the prior-year quarter. Containerboard production in the third quarter of fiscal 1999 increased approximately 3 percent to 3,647 TPD from 3,538 TPD in the prior-year quarter. Unbleached kraft paper production in the current quarter decreased to 722 TPD from 747 TPD in the prior-year quarter. Corrugated shipments increased to 3.9 billion square feet in the third quarter of fiscal 1999 compared to 3.7 billion square feet in the year-ago quarter primarily as a result of increased demand and the opening of a new sheet feeder plant during the first quarter of fiscal 1998. Multiwall bag shipments decreased to 12.8 thousand tons in the current quarter compared to shipments of 13.9 thousand tons in the third quarter of fiscal 1998.

Average selling prices in the third quarter of fiscal 1999 for the Company's domestic and export linerboard and unbleached kraft paper were relatively unchanged from the previous-year quarter. Average selling prices increased approximately 4 percent for multiwall bags and 1 percent for corrugated products in the current-year quarter compared to the prior-year quarter.

Fiber costs decreased primarily due to lower average delivered costs for old corrugated containers (OCC) and wood chips. The average delivered cost for OCC decreased approximately 11 percent, in the quarter-over-quarter comparison, primarily due to decreased demand. The average delivered cost of wood chips decreased by approximately 9 percent in the third quarter of fiscal 1999 compared to the prior-year quarter mainly due to improved weather conditions in the southern United States. At the end of June 1999, however, OCC and double lined kraft (DLK) (together recycled fiber) prices had risen by approximately 55 percent and 87 percent, respectively, since December 1998.

Selling and administrative costs were $25.3 million for the current quarter compared to $23.6 million for the year-ago period. This increase is due primarily to higher information system costs related to the Year 2000 effort and long-term incentive costs.

Net interest expense increased to $21.6 million in the third quarter of fiscal 1999 from $19.9 million in the prior-year quarter. Higher average debt levels increased interest expense by approximately $1.1 million, and higher average borrowing rates increased interest expense by approximately $0.6 million.

In the third quarter of fiscal 1999, the Company recognized an income tax benefit of $5.0 million compared to $7.9 million in the prior-year quarter. The effective tax rate was approximately 38 percent in each of the third quarters of fiscal 1999 and fiscal 1998.

During the third quarter of fiscal 1998, the Company refinanced and expanded its existing Revolving Credit Facility (the Old Facility), establishing a six-year $125 million B Tranche term loan due in 2004 and a five-year $175 million revolving credit facility due in 2003. The proceeds from the term loan were used: (i) to repay the outstanding balance on the Old Facility ($95.5 million), which was terminated; (ii) to repay a portion of the Company's Trade Receivable Facility ($19.5 million); (iii) to pay fees and expenses; and (iv) for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

First Nine Months of Fiscal 1999 Compared with First Nine Months of Fiscal 1998


Net sales were $628.8 million in both the first nine months of fiscal 1999 and fiscal 1998. The operating loss for the current period was $2.0 million compared to $10.5 million for the year-ago period. The net loss for the current period totaled $42.4 million, or $0.79 per share, compared to a net loss of $71.4 million, or $1.34 per share, for the year-ago period, which included $25.1 million ($0.47 per share) of extraordinary loss on the early retirement of debt and the refinancing of the Company's credit facility.

Sales in the first nine months of fiscal 1999 were unfavorably affected by lower average net selling prices, which decreased net sales by approximately $22 million. Higher corrugated shipments increased net sales by approximately $23 million in the period-over-period comparison.

Gross margin for the first nine months of fiscal 1999 increased to $71.6 million from $56.4 million in the prior-year period primarily due to lower fiber costs ($26 million) and higher volume ($6 million), offset by lower average net selling prices ($14 million net of $8 million of lower paper costs in the converting facilities), and reduced earnings from the Company's chemical subsidiary as a result of a significant decline in demand for the subsidiary's products in Asian markets ($3 million).

Current year-to-date mill production was essentially unchanged at 4,225 tons per day (TPD, calculated on the basis of the number of days in the period) compared to the prior-year period. Containerboard production was unchanged at 3,498 TPD in the first nine months of fiscal 1999 compared to the prior-year period. Unbleached kraft paper production decreased approximately 1 percent in the current-year period, to 727 TPD, from 738 TPD in the prior-year period. Corrugated shipments increased approximately 8 percent to 11.3 billion square feet in the first nine months of fiscal 1999 compared to 10.5 billion square feet in the year-ago period primarily as a result of the opening of a new sheet feeder plant in first quarter of fiscal 1998 and increased demand. Multiwall bag shipments decreased to 40 thousand tons in the current period compared to shipments of 44.9 thousand tons in the first nine months of fiscal 1998.

Average selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper, by approximately 14 percent, 9 percent, and 11 percent, respectively, in the first nine months of fiscal 1999 compared to the prior-year period. Average selling prices increased approximately 6 percent for multiwall bags and decreased approximately 2 percent for corrugated products in the current-year period compared to the prior-year period.

Fiber costs decreased primarily due to lower average delivered costs for recycled fiber and wood chips. The average delivered cost for OCC and DLK decreased approximately 28 percent, in the period-over-period comparison, primarily due to decreased demand. In addition, the average delivered cost of wood chips decreased by approximately 13 percent in the first nine months of fiscal 1999 compared to the prior-year period, mainly due to improved weather conditions in the southern United States. At the end of June 1999, however, OCC and DLK prices had risen by approximately 55 percent and 87 percent, respectively, since December 1998.

Selling and administrative costs were $73.6 million for the current period compared to $66.9 million for the year-ago period. This increase is due primarily to higher information system costs related to the Year 2000 effort and increased long-term incentive and litigation costs.

Net interest expense increased to $63.7 million in the first nine months of fiscal 1999 from $61.6 million in the prior-year period. Higher average debt levels increased interest expense by approximately $6.3 million, while lower average borrowing rates reduced interest expense by approximately $4.2 million. The lower average borrowing rates are primarily the result of the refinancing of the Company's Old Notes in the second quarter of fiscal 1998.

In the first nine months of fiscal 1999, the Company recognized an income tax benefit of $26.3 million compared to $28.8 million in the prior-year period. The effective tax rate was approximately 38 percent in both the current-year and prior-year periods.

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

In the third quarter of fiscal 1998, the Company refinanced the Old Facility and established a term loan and a new revolving credit facility. In conjunction with the refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt.

Net cash used for operations was $40.2 million for the first nine months of fiscal 1999, compared with net cash used for operations of $67.8 million for the year-ago period. The improvement was primarily due to a decrease in working capital requirements.

In the first nine months of fiscal 1999 cash flows used for investing activities decreased to $15.5 million from $33.0 million in the year-ago period, primarily due to a $18.1 million decrease in capital expenditures. Also, in the first nine months of fiscal 1999, the Company incurred an $11.1 million liability associated with a capital project that will be vendor-financed through a debt obligation secured by the project assets. During the first nine months of fiscal 1998, the Company acquired $10.5 million of equipment financed by a capital lease.

Cash flows from financing activities decreased to $58.7 million in the first nine months of fiscal 1999 from $103.5 million in the year-ago period. The decrease is primarily due to a reduction in the cash needed to fund operating and investing activities.

At the end of fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. During the first nine months of fiscal 1999, the Company incurred approximately $2.9 million of costs for demolition and asbestos removal and to maintain the East Mill. Such costs are net of any proceeds from the sale of scrap. Management expects to complete the majority of the remaining demolition and asbestos removal efforts in the fourth quarter of fiscal 1999. At June 30, 1999, balance sheet reserves for demolition and asbestos removal were approximately $0.5 million and the net book value of the East Mill was $10.5 million.

Liquidity

At June 30, 1999, the Company had cash and equivalents of $8.7 million, an increase of $3.0 million from September 30, 1998, as cash from financing was largely offset by cash used for operations and investments. Total debt increased by $58.9 million to $931.9 million at June 30, 1999 from $873.0 million at September 30, 1998 as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to interest payments on the Company's public debt. At June 30, 1999, the Company had approximately $105 million of borrowings outstanding, and approximately $135 million of credit available under the revolving portions of its credit agreements.

At June 30, 1999, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $159.8 million, an increase of $6.5 million from September 30, 1998 primarily due to seasonally higher inventory levels and higher trade receivables offset somewhat by higher trade payables. The increase in trade receivables was primarily due to higher sales for the current-year period versus the prior-year.

Published industry prices for linerboard increased approximately $45 per ton from December 1998 to March 1999 and remained relatively unchanged through June 1999. Unbleached kraft paper published prices increased approximately $20 per ton from December 1998 to March 1999 and an additional $10 per ton from March 1999 to June 1999. Following the increase in published prices, the Company successfully implemented an approximately 9 percent increase in the prices of its corrugated products in the third quarter of fiscal 1999. During July 1999 the Company successfully completed an additional $40 per ton increase in linerboard prices and is in the process of raising prices for unbleached kraft paper by a similar amount. Industry suppliers of corrugating medium, a raw material component in corrugated products, have raised prices by a total of $70 per ton in June and July of 1999. Following the July 1999 linerboard price increase, the Company raised the price of its corrugated products by approximately 10 percent commencing August 2, 1999.

During the first nine months of fiscal 1999, the Company's average delivered cost of OCC and DLK decreased approximately 28 percent from the prior-period levels. By the end of June 1999, however, OCC and DLK prices had risen by approximately 55 percent and 87 percent, respectively, from their low point at December 1998. In addition, the cost of wood chips decreased approximately 13 percent in the first nine months of fiscal 1999 compared to the prior-year period. Since the end of June 1999, the prices for recovered fiber have increased by approximately $45 per ton. Fiber markets, however, are difficult to predict, and there can be no assurance of the future direction of OCC, DLK and wood chip prices.

Based on current announced price increases for linerboard, unbleached kraft paper and converted products, current raw material costs (including the corrugating medium increase) and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is additional product price improvement however, the Company will need to seek additional covenant modifications to its bank credit agreement by the end of December 2000 to maintain continued access to its liquidity.

PENDING ACCOUNTING STANDARDS
----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. An amendment to SFAS 133 was issued on July 7, 1999, which defers by one year, the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The statement will be adopted by the Company in fiscal 2001. The Company has not yet determined what effect, if any, the statement will have on its results of operations or financial position.


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

The Company developed a comprehensive, phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The Company's IT and non-IT systems are comprised of computers and application software for financial and business management, electronic data interchange, process control and equipment monitoring, telecommunications, and environmental controls. The plan included development of corporate awareness, assessment, implementation (including remediation, upgrade, replacement, and deployment of certain products), validation testing, and contingency planning. The Company believes that, by modifying or upgrading existing systems, and/or converting to new systems, the Year 2000 Issue can be resolved without material operational difficulties. Based on current estimates, the Company expects to spend approximately $6 million through fiscal 1999 to correct the Year 2000 Issue, of which approximately $4.6 million has been incurred to date. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under its revolving credit agreements.

The Company has largely completed the awareness, assessment, remediation, implementation and verification testing activities for business-critical items. Testing will continue on non-business critical systems through the remainder of 1999. IT systems were verified for accuracy across the Year 2000 boundary as well as other special calendar date situations. A national consulting firm specializing in Year 2000 issues assisted the Company throughout the planning process and was retained to assist in the Year 2000 verification testing. The testing approach employed was intended to identify all potential problems with processing the Year 2000. It is impractical to assure that all potential problems will be identified during these testing procedures. Therefore, the Company may experience a greater-than-normal need for support activities immediately following the change in the millennium. The IT staff, with the assistance of designated outside vendor support, is prepared to react and correct these problems in a timely fashion, as it does with problems that occur in the normal course of business. A consulting firm specializing in industrial controls developed an equipment inventory and assisted in the validation of equipment compliance for certain non-IT systems at the Company's paper mills. At its other facilities, internal resources, both operational and IT staff, were used to inventory and to validate the non-IT systems. All business critical non-IT systems used in the manufacturing and conversion processes have been remediated and verified.

The  Company  believes  that  many of its  customers,  suppliers  and  financial institutions are also impacted by the Year 2000 Issue, which could affect the Company. The Company is therefore conducting an assessment of the compliance efforts of the Company's critical customers, suppliers and financial institutions. A significant portion of the Company's critical partners have participated in the assessment. To date no material deficiencies have been identified. Assessment activities will continue through the remainder of the year. If the Company's current or future customers, or suppliers, however, fail to achieve Year 2000 compliance, the Company believes that, due to lack of concentration of major customers or critical suppliers, results of operations, financial position or cash flow should not be materially adversely affected.

The Company has projected that the "most likely worst-case Year 2000 scenario" would be the result of unidentified Year 2000 issues, which could result in unplanned downtime of production facilities at a rate higher than is normally experienced. Contingency plans are in the final stages of development and are expected to be completed by the fall of 1999 to respond to the likelihood of these higher-than-normal system incidents. Any system failure which results in a business disruption is expected to be handled in a timely fashion, as would any normal day-to-day failures. These potential disruptions should not result in a material adverse impact on the Company's results of operations, financial position or cash flow.

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

Item 6.  Exhibits and Reports on Form 8-K.

         Number and Description of Exhibit
         ---------------------------------
         a) 27.1(a) Financial Data Schedule

         b) No reports on Form 8-K were filed for the quarter ended
            June 30, 1999
            ------------------
            (a) Filed with this Quarterly Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GAYLORD CONTAINER CORPORATION

Date:    August 13, 1999            /s/ Marvin A. Pomerantz
                                    ------------------------------------
                                    Marvin A. Pomerantz
                                    Chairman and Chief Executive Officer


Date:    August 13, 1999            /s/ Jeffrey B. Park
                                    ------------------------------------
                                    Jeffrey B. Park
                                    Vice President-Controller
                                    (Principal Accounting Officer)