Form 10-K
period 1999-09-30
GAYLORD CONTAINER CORP /DE/
filed 1999-12-17
CIK 812700

                                      FORM
                                      10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      For the fiscal year ended September 30, 1999

      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _______________

                          COMMISSION FILE NUMBER 1-9915

                          GAYLORD CONTAINER CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                       36-3472452
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 Lake Cook Road, Suite 400, Deerfield, Illinois                60015
--------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:          (847) 405-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange on
Title of each class                                             which registered
--------------------------------------------------------------------------------
CLASS A COMMON STOCK, $.0001 PAR VALUE PER SHARE         AMERICAN STOCK EXCHANGE
(53,738,404 shares outstanding as of November 29, 1999)

REDEEMABLE EXCHANGEABLE WARRANTS                         AMERICAN STOCK EXCHANGE
(1,054,379 warrants outstanding as of November 29, 1999)

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 29, 1999, was approximately $285 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 2000 is incorporated into Part 3 of this Annual Report on Form 10-K.

PART 1
--------------------------------------------------------------------------------
Item 1.  BUSINESS
--------------------------------------------------------------------------------

DEVELOPMENT Gaylord Container Corporation (including its subsidiaries, the Company) acquired the business, which had been owned by Crown Zellerbach Corporation, on November 17, 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. At September 30, 1999, the Company's facilities consisted of three containerboard and unbleached kraft paper mills, fourteen corrugated container plants, four corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and through a wholly owned, independently operated subsidiary, a specialty chemical facility.
     On October 28, 1999 the Company acquired the remaining 65 percent share of S&G Packaging Company, L.L.C. (S&G Packaging) from its joint venture partner, Smurfit-Stone Container Corporation. S&G Packaging is the largest U.S. producer of retail paper grocery sacks and bags, consisting of six converting plants with annual sales of approximately $250 million. Its customer base includes supermarkets, quick-service restaurants, paper distributors and non-food mass merchandisers throughout North America and the Caribbean. This acquisition will increase the Company's overall integration from 81 percent to 89 percent, thus enabling the Company to make significant progress towards its strategic goal of becoming a fully integrated brown paper producer.
     Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced papermaking technology, improve product quality, realize operating efficiencies and maintain its existing facilities. As part of a major capital expenditure program completed in fiscal 1990, the Company invested approximately $240 million to expand capacity, improve operating efficiencies and enhance product quality at the Company's mills, providing the Company with a high-quality, cost-effective mill system. As a result, mill productive capacity has increased by more than 65 percent compared to 1987 levels. The Company believes that all of its mills are low-cost producers in their respective products and that its Bogalusa mill is one of the premier mills in the industry. Over the last six years, the Company has focused its capital plan on upgrading and expanding its corrugated container, sheet feeder and multiwall bag plants. The goal of this capital plan is to increase capacity and to achieve quality enhancements and cost efficiencies. For fiscal 2000, capital spending is expected to be in the range of $40 to $45 million, while capital spending beyond fiscal 2000 will be targeted to approximate the Company's annual depreciation expense. Capital spending will, however, be adjusted from time to time as market conditions and available cash flows dictate.

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

     Corrugated containers and sheets are primarily delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated products make shipping costs a relatively high percentage of total costs. As a result, corrugated plants tend to be located close to customers to minimize freight costs.
     Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard to produce corrugated sheets, which are subsequently printed, cut, folded and glued to produce corrugated containers, in corrugated container or sheet plants.
     To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants, vertically integrated containerboard manufacturers routinely exchange containerboard with other manufacturers from mills in one location for containerboard having a similar value from mills located elsewhere in the United States. Containerboard producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis-weight ranges and trim widths and to obtain paper grades they do not produce.
     Multiwall bags are used by producers in such industries as pet food, chemical, agricultural, food, metal, plastics and rubber. Grocery bags and sacks are used by supermarkets, quick-service restaurants and non-food mass merchandisers. Multiwall bags and grocery bags and sacks are manufactured through a process of printing, cutting, folding and gluing kraft paper to meet customer specifications. Unbleached kraft paper is the principal raw material used in the manufacture of multiwall bags and grocery bags and sacks.
     Cellulose fiber produced from wood chips and recycled fiber is the primary raw material used in the manufacture of containerboard and kraft paper. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.
     In calendar 1998, industry trade associations estimated U.S. corrugated product sales and multiwall bag sales to be $20.3 billion and $1.2 billion, respectively. Unbleached kraft containerboard and unbleached kraft paper capacity utilization rates in the U.S. have been estimated to average 95 percent and 84 percent, respectively, in calendar 1998 and 92 percent and 85 percent, respectively, for the first nine months of calendar 1999.
     Annual U.S. containerboard and unbleached kraft paper capacity are estimated by industry trade associations to be at 38.1 million tons and 2.2 million tons, respectively, in calendar 1999. Consolidation among major containerboard industry producers during the past 12 to 18 months has resulted in the "mothballing" of approximately 5 percent of the domestic containerboard capacity. This rationalization combined with limited new containerboard capacity additions and stable domestic demand growth has resulted in relatively balanced industry supply/demand conditions.
     Demand for corrugated containers and sheets, containerboard and unbleached kraft paper is affected by the level of economic activity and, in the case of containerboard, the strength of the U.S. dollar. For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

SALES Corrugated containers and sheets, multiwall bags, solid fibre products, containerboard and unbleached kraft paper collectively represented approximately 98 percent of the Company's net sales. Sales of the Company's products are not seasonal to any significant degree.

     The Company sells its products to thousands of customers, with the ten largest, excluding sales to affiliates, accounting for approximately 15 percent of net sales in both fiscal 1999 and fiscal 1998 and 16 percent in fiscal 1997. Excluding sales to affiliates, the Company's largest customer accounted for approximately 2 percent of the Company's net sales in fiscal 1999, and 3 percent in both fiscal 1998 and fiscal 1997. Corrugated products are generally produced to customer order for delivery from one to ten days after receipt of the order. As a result, the Company's backlog generally does not exceed 3 percent of annual corrugated product sales.
     In general, each converting facility has its own sales force that is responsible for marketing and distribution to local customers. A national account sales force handles converted product sales to large customers who utilize centralized purchasing for multiple locations. The Company's converted products sales force at September 30, 1999 consisted of approximately 105 salespersons. Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a small, centralized marketing and sales group.
     The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $59.9 million, $64.5 million and $66.4 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

PRODUCTS Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end-users. The Company also produces corrugated sheets, which are subsequently converted into corrugated containers by independent corrugated sheet plants. Corrugated shipments were 15.2 billion square feet in fiscal 1999, an increase of approximately 6 percent from the prior year. Corrugated shipments in fiscal 1998 increased approximately 5 percent from fiscal 1997.
     Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. The Company consumed the equivalent of approximately 84 percent in fiscal 1999 and 82 percent in both fiscal 1998 and fiscal 1997 of the Company's containerboard production and purchase commitments. Containerboard production increased approximately 2 percent in fiscal 1999 to 1,293,600 tons from 1,264,500 tons in the prior year. Production of containerboard was essentially unchanged in fiscal 1998 compared to production of 1,263,200 tons in fiscal 1997. In addition to its own production, the Company has agreed to purchase, at market prices through 2004, approximately 24,000 tons per year of corrugating medium from Newark Group Industries, Inc.; 50,000 tons per year of corrugating medium, at market prices through 2000, from Smurfit-Stone Container Corporation (Smurfit-Stone), and 18,000 tons per year of corrugating medium at market prices through 2000 from Weyerhaeuser Company (Weyerhaeuser).
     Multiwall Bags. The Company produces a variety of small to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments decreased approximately 10 percent in fiscal 1999 to 53,500 tons from 59,200 tons in fiscal 1998. The Company's multiwall bag shipments increased 4 percent in fiscal 1998 compared to fiscal 1997.
     Unbleached Kraft Paper. The Company is a supplier of unbleached kraft paper to its grocery bag joint venture, its multiwall bag converting facilities and to independent grocery bag and sack and multiwall bag converters. The Company's bag plants consumed, or the Company sold pursuant to its paper supply agreement with S&G Packaging, approximately 69 percent in fiscal 1999 and approximately 71 percent in both fiscal 1998 and fiscal 1997 of its unbleached kraft paper production. During fiscal 1999, the Company produced 263,800 tons of unbleached kraft paper. This compares with 260,300 tons and 278,600 tons in fiscal 1998 and fiscal 1997, respectively. At September 30, 1999, the Company had an agreement to supply S&G Packaging with approximately 112,000 tons of unbleached kraft paper per year. In connection with the Company's October 28, 1999 acquisition, S&G Packaging agreed to purchase at market prices 60,000 tons, 48,000 tons and 36,000 tons of kraft paper in fiscal 2000, fiscal 2001 and fiscal 2002 through fiscal 2004, respectively, from Smurfit-Stone. With this acquisition, the Company will be approximately 113 percent integrated in unbleached kraft paper.
     Specialty Chemicals. Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company, utilizes a process stream from the Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a natural gas odorant, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, agricultural and pharmaceutical industries. Gaylord Chemical Corporation also markets dimethyl sulfone (DMSO2), a high-temperature solvent. Management believes that Gaylord Chemical Corporation is the sole domestic producer of DMSO and estimates that Gaylord Chemical Corporation produces 35 to 40 percent of the world's supply of DMSO.
     Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products, which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used for corrugated containers.

RAW MATERIALS Fiber costs represented approximately 40 percent of the Company's containerboard and unbleached kraft paper costs in fiscal 1999. The Company has contracts that covered approximately 50 percent of its pulpwood and wood chip requirements and approximately 67 percent of its recycled fiber requirements in fiscal 1999.
     The Bogalusa, Louisiana mill uses approximately 70 to 75 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper, of which in the last three fiscal years approximately 35 to 45 percent was supplied by Weyerhaeuser, or its predecessor in interest Hanson Natural Resources Company. The remainder was purchased on the open market. The Company has certain agreements through 2016, pursuant to which Weyerhaeuser is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at prices based on independent market transactions. Recycled fiber, which consists primarily of old corrugated containers (OCC) and double-lined kraft clippings (DLK), accounts for the remainder of the mill's fiber requirements. The Bogalusa mill has contracts that covered 100 percent of its OCC requirements. All DLK requirements were purchased on the open market.
     The Antioch, California mill uses 100 percent recycled fiber, primarily OCC. Over the last three fiscal years, approximately 80 to 85 percent of the OCC used as a source of recycled fiber was supplied under contracts with several suppliers at market prices, while the remainder of its fiber needs were purchased on the open market. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide significant quantities of OCC at market prices.
     The Pine Bluff, Arkansas mill uses approximately 70 to 75 percent wood chips, of which over each of the last three fiscal years approximately 32 percent was purchased from Weyerhaeuser, pursuant to a supply contract. The remainder was purchased under annual contracts with a number of different chip suppliers. The contract with Weyerhaeuser provides for a supply of wood chips at market prices through June 30, 2001, at which time the Company anticipates it will be renegotiated. Recycled fiber, primarily DLK, accounts for the remainder of the mill's fiber requirements. The Pine Bluff mill purchased 100 percent of its DLK requirements on the open market.
     The fiber market is difficult to predict and there can be no assurance of the future direction of OCC, DLK and wood chip prices. Future increases in fiber prices would adversely affect the Company's results of operations.

ENERGY The Company's mills require significant amounts of steam and electricity in their operation. Energy costs accounted for approximately 10 percent of the Company's containerboard and unbleached kraft paper production costs in each of fiscal 1999, fiscal 1998 and fiscal 1997. The Company has a supply agreement through 2003 at the Bogalusa mill, pursuant to which Weyerhaeuser will provide at contractual prices hog fuel (consisting of bark and other residual fiber from trees), which is used to generate steam. The remainder of the hog fuel used by the Bogalusa mill is either purchased on the open market or is generated at several chip mills with which the Company has long-term supply agreements. In fiscal 1999, the Bogalusa mill produced all of its steam and generated approximately 69 percent of its electricity requirements. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility. During the same period, the Antioch mill produced all of its steam and electricity.
     The Company operates a cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill. The Company has a contract to sell a specified amount of electricity representing the cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company through 2013, subject to certain adjustments. Electricity sales pursuant to this agreement were $8.2 million, $8.4 million and $7.5 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.
     Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. Future increases in energy prices would adversely affect the Company's results of operations.

COMPETITION Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital-intensive with high barriers to entry, because new facilities require substantial capital and can take at least two years to design and construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has fiber supply agreements. See "Raw Materials."
     In contrast to paper mills, which manufacture containerboard and unbleached kraft paper, converting facilities, which consume the containerboard and unbleached kraft paper to produce corrugated products, multiwall bags and grocery bags and sacks, have comparatively low barriers to entry. Competition in corrugated products and, to a lesser extent, multiwall bags and grocery bags and sacks is primarily localized, with proximity to customers an important factor in minimizing shipping costs. There are a substantial number of competitors in each of the geographic areas in which the Company's converting facilities are located.

ENVIRONMENTAL MATTERS Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. In fiscal 1999, fiscal 1998 and fiscal 1997, the Company made capital expenditures for environmental purposes of approximately $4 million, $2 million and $1 million, respectively. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental regulations. Future expenditures, primarily of a capital nature, for environmental compliance are estimated to be approximately $50 million over the next 8 years, including approximately $30 million to comply with the Cluster Rule as described below. Although future environmental regulations cannot be predicted with any certainty because of continuing changes in laws, the Company believes that compliance with such environmental regulations will not have a material adverse effect upon its financial position.
     In November 1997, the Environmental Protection Agency promulgated new air standards for pulping processes together with new water quality discharge limitations into what are commonly referred to as the "Cluster Rule" regulations for pulp and paper mills. Regulations for phase I of the Cluster Rule, including the Maxiumum Achievable Control Technology (MACT) I and MACT II Standards, pertaining to air quality are applicable to kraft, soda, sulfite or semi-chemical pulping processes; mechanical pulping processes and processes using secondary or non-wood fibers, including unbleached paper mills of the type the Company operates. The Company is currently working towards compliance with the Cluster Rule MACT I and MACT II Standards pertaining to air quality. The Company expects to be fully compliant with these initial standards by the April, 2001 regulatory deadline at a capital cost of approximately $10 million.
     New effluent (water) quality standards for unbleached paper mills were not included in the phase I Cluster Rules as promulgated. These standards are expected to be promulgated between 2000 and 2002. Also not included in the phase I regulations was the proposed MACT II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. The timeline for final promulgation of the MACT II Standard for the control of hazardous air pollutant emissions is uncertain at this time pending resolution of substantive issues raised during the public comment period and as subsequently addressed by industry stakeholder groups. Preliminary estimates indicate that the Company could be required to make total capital expenditures of approximately $20 million (included in the overall number above) over 8 years following issuance of these final rules, with approximately 75 percent to be spent in the first five years. The ultimate financial impact to the Company of these regulations cannot be predicted with certainty and will depend upon several factors, including the actual requirements imposed under the final rules (i.e., water effluent standards for unbleached paper mills and MACT II Standards for hazardous air pollutant emissions from pulp and paper mill combustion sources), new developments in process-control technology and the impact of inflation.

EMPLOYEES At September 30, 1999, the Company employed approximately 4,000 people. Approximately 68 percent of the Company's employees are hourly wage employees, who are members of various labor unions. The Company's labor agreements covering its employees at its Bogalusa, Antioch and Pine Bluff mills expire in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. In fiscal 1999, labor contracts covering approximately 16 percent of the Company's union employees expired, and were renegotiated. In addition, labor contracts covering approximately 26 percent of the Company's union employees are scheduled to expire before the end of fiscal 2000. The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

Item 2.  PROPERTIES
--------------------------------------------------------------------------------

MANUFACTURING PROPERTIES The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities at September 30, 1999:

                                                                                 OWNED/
PLANT                             PRODUCTS                                       LEASED
----------------------------------------------------------------------------------------
Mills:
Antioch, California               Containerboard                                  Owned
Bogalusa, Louisiana               Containerboard and unbleached kraft paper       Owned
Pine Bluff, Arkansas              Unbleached kraft paper and containerboard       Owned

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


Item 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 15 of Notes to Consolidated Financial Statements." The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company since its organization in 1986. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., a real estate investment company. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products. He has served on the Board of Directors of Wellmark Blue Cross and Blue Shield of Iowa since 1998, Norwest Bank Iowa, N.A. since 1975 and Berkley, Inc., a sporting goods manufacturer, since 1976. He currently serves on the Board of Directors of the American Forest and Paper Association.
       Dale E. Stahl has served as President and Chief Operating Officer of the Company since August 1988. From March 1988 through August 1988, Mr. Stahl served as Vice President of the Company. From 1978 to 1988, he was employed by Union Camp Corporation, an integrated paper packaging manufacturer, starting in sales and ultimately being promoted to Vice President-General Manager of the container division. He is currently a director and member of the Compensation Committee of AMCOL International Corporation, a diversified specialty mineral, chemical and environmental company.
       Daniel P. Casey has served as Executive Vice President and Chief Financial Officer of the Company since February 1990. From July 1988 through February 1990, Mr. Casey served as Senior Vice President-Financial and Legal Affairs of the Company and from January 1988 through June 1988 in the same position for each of the Company and Mid-America Packaging, Inc. (Mid-America), which merged with the Company in June 1988. From March 1987 through January 1988, Mr. Casey served as Vice President-Financial and Legal Affairs for each of the Company and Mid-America.
       Lawrence G. Rogna has served as Senior Vice President of the Company since February 1990. From December 1988 through February 1990, Mr. Rogna served as Vice President-Human Resources of the Company. From 1981 to 1988 he was employed by Rohr Industries, Inc., a manufacturer of components for aircraft and space vehicles, where he served as Vice President, Human Resources from 1983 to 1988.

PART 2
--------------------------------------------------------------------------------
Item 5. MARKET FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company had 610 and 13 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 29, 1999.
     The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1996, all outstanding Warrants became exercisable and could be exchanged for one share of Class A Common Stock. As of September 30, 1999, the Company had outstanding 53,523,443 shares of Class A Common Stock (including 1,054,379 shares held in trust for the benefit of the Warrant holders) and 1,054,379 Warrants. See "Note 11 of Notes to Consolidated Financial Statements."
     Information with respect to quarterly high and low stock prices for the Company's Class A Common Stock and Warrants for each quarterly period for fiscal 1999 and fiscal 1998 is contained in "Note 20 of Notes to Consolidated Financial Statements."
     The Company's Board of Directors authorized in fiscal 1996 the repurchase of up to 6 million shares of the Company's Class A Common Stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuances in connection with the Company's employee stock option plans and employee stock purchase plan. No shares were repurchased in fiscal 1999, fiscal 1998 or fiscal 1997.
     The Company neither declared nor paid any dividends on its common stock during fiscal 1999, fiscal 1998 or fiscal 1997. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock is limited under the terms of its debt agreements. See "Note 8 of Notes to Consolidated Financial Statements."

Item 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following table sets forth selected historical consolidated financial data for the Company. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

INCOME STATEMENT DATA:                                          Year Ended September 30, (1)
                                            ----------------------------------------------------------------
In millions, except per share data              1999         1998           1997         1996       1995
------------------------------------------------------------------------------------------------------------
Net sales                                     $  870.6      $  842.6      $  759.3     $  922.0  $1,051.4
Cost of goods sold                               757.5         758.0         717.3        716.2     755.0
------------------------------------------------------------------------------------------------------------
Gross margin                                     113.1          84.6          42.0        205.8     296.4
Selling and administrative costs                 (98.4)        (91.3)        (81.1)       (99.1)    (95.5)
Non-recurring operating charges(2)                   -             -             -         (8.1)     (5.4)
------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                         14.7          (6.7)        (39.1)        98.6     195.5
Interest expense - net                           (85.4)        (82.1)        (80.7)       (78.3)    (86.1)
Other income (expense) - net                      (4.5)         (4.2)         (1.6)        (0.2)      0.6
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                (75.2)        (93.0)       (121.4)        20.1     110.0
Income tax benefit (provision) (3)                28.8          35.6          47.1         (8.3)     24.2
------------------------------------------------------------------------------------------------------------
Income (loss) before
  extraordinary items                            (46.4)        (57.4)        (74.3)        11.8     134.2
Extraordinary loss (4)                               -         (25.1)         (7.7)        (3.2)        -
------------------------------------------------------------------------------------------------------------
Net income (loss)                             $  (46.4)     $  (82.5)     $  (82.0)    $    8.6  $  134.2
------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Basic:
     Income (loss) before
       extraordinary items                    $   (0.87)    $  (1.08)     $  (1.40)    $   0.22  $   2.47
     Extraordinary loss (4)                           -        (0.47)        (0.15)       (0.06)        -
------------------------------------------------------------------------------------------------------------
Net income (loss)                             $   (0.87)    $  (1.55)     $  (1.55)    $   0.16  $   2.47
------------------------------------------------------------------------------------------------------------
  Diluted:
     Income (loss) before
       extraordinary items                    $   (0.87)    $  (1.08)     $  (1.40)    $   0.22  $   2.44
     Extraordinary loss (4)                           -        (0.47)        (0.15)       (0.06)        -
------------------------------------------------------------------------------------------------------------
Net income (loss)                             $   (0.87)    $  (1.55)     $  (1.55)    $   0.16  $   2.44
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Weighted average common
  shares outstanding                               53.4         53.2          52.8         54.0      54.4
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Weighted average common and common
  share equivalents                                53.8         53.9          53.5         54.7      55.1
------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:                                                  September 30,
                                            ----------------------------------------------------------------
In millions                                     1999          1998          1997        1996        1995
------------------------------------------------------------------------------------------------------------
Current assets                                 $  240.1     $  210.8      $  204.2     $  236.1  $  306.3
Property - net                                    558.9        573.4         586.1        612.3     640.0
Other assets                                      219.0        195.6         139.6         84.6      41.7
------------------------------------------------------------------------------------------------------------
Total assets                                   $1,018.0     $  979.8      $  929.9     $  933.0  $  988.0
------------------------------------------------------------------------------------------------------------

Current liabilities                            $  144.4     $  127.3      $  167.3     $  166.3  $  149.9
Long-term debt (less current
  maturities)                                     924.8        863.3         701.7        623.1     671.5
Other long-term liabilities                        39.6         36.7          26.3         29.1      53.4
------------------------------------------------------------------------------------------------------------
Total liabilities                               1,108.8      1,027.3         895.3        818.5     874.8
Stockholders' equity (deficit)                    (90.8)       (47.5)         34.6        114.5     113.2
------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity (deficit)               $1,018.0     $  979.8      $  929.9     $  933.0  $  988.0
------------------------------------------------------------------------------------------------------------

(1) The Company operates on a 52/53-week fiscal year. All fiscal years from 1995 through 1999 are on a 52-week year except fiscal 1996, which was a 53-week year.

(2) In fiscal 1996, the Company recorded an $8.1 million charge against operating earnings for costs associated with a staff reduction program which eliminated approximately 8 percent of the Company's salaried positions. In fiscal 1995, the Company recorded a $5.4 million charge against operating earnings for costs associated with an optional early retirement program at the California mill.

(3) In fiscal 1995, the Company recorded a $24.2 million income tax benefit primarily due to the recognition of tax benefits of which substantial doubt as to their realization had previously existed.

(4) In fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all of the then outstanding senior subordinated debentures ($404.3 million principal amount) due in 2005. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million. In addition, in fiscal 1998, the Company refinanced its bank credit facility establishing a term loan and a new revolving credit facility. The Company used the proceeds to retire a revolving loan, repay a portion of the Trade Receivable Facility and for general corporate purposes. In conjunction with this refinancing, an extraordinary loss of $1.2 million was recognized, net of an income tax benefit of $0.7 million. See "Note 2 of Notes to Consolidated Financial Statements."
       In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due in 2007 and used the proceeds to redeem and retire all of the then outstanding senior notes ($179.7 million principal amount) due in 2001 and to repay borrowings under the revolving portion of its credit facilities. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million. See "Note 2 of Notes to Consolidated Financial Statements."
       In fiscal 1996, the Company recorded an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million, on the early retirement of approximately $75.2 million principal amount of the Company's publicly traded debt.

--------------------------------------------------------------------------------
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL Demand for brown paper packaging has historically corresponded primarily to changes in the rate of growth of the manufacturing sector in the U.S. economy. Growth in the U.S. economy generally stimulates demand for packaging products.
     Historically, the industry's cyclical nature has been driven by the inelasticity of supply due to the capital-intensive nature of the industry. Because productive capacity cannot be added quickly, containerboard and unbleached kraft paper inventory levels tend to fall during periods of rising demand, exerting upward pressure on prices. In periods when capacity exceeds demand, efforts to control inventory levels have been viewed as limited, because containerboard and unbleached kraft paper mills operate most economically near capacity operating levels. Consolidation among major containerboard industry producers during the past 12 to 18 months has resulted in the "mothballing" of approximately 5 percent of the domestic containerboard capacity. This rationalization combined with limited new containerboard capacity additions and stable domestic demand growth has resulted in relatively balanced industry supply/demand conditions.
     Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. The Company can vary its production of unbleached kraft paper, depending on market conditions, because all four of the Company's paper machines that produce unbleached kraft paper also have the capability to produce containerboard.
     From the fall of 1989 through the fall of 1993, published linerboard and grocery sack paper transaction prices declined approximately 27 percent and

34 percent, respectively. Published industry prices for linerboard and grocery sack paper recovered significantly throughout fiscal 1994 and fiscal 1995, increasing approximately 80 percent and 84 percent, respectively, and reaching record highs. Increases in industry containerboard capacity and softening demand for corrugated containers contributed to a decrease in published prices for linerboard and grocery sack paper of approximately 35 percent and 27 percent, respectively, between September 1995 and September 1996, and an additional 1 percent and 10 percent, respectively, through September 1997. By September 1998, published linerboard prices had recovered slightly, increasing by approximately 6 percent over September 1997 levels, while grocery sack paper prices remained flat over the same period. The industry experienced a 16 percent increase in linerboard and a 3 percent increase in grocery sack paper published industry prices in September 1999 compared to September 1998. November 1999 published industry prices for linerboard remained unchanged from September 1999 levels.

RESULTS OF OPERATIONS Year ended September 30, 1999 (fiscal 1999) Compared with Year ended September 30, 1998 (fiscal 1998). Net sales for fiscal 1999 were $870.6 million, an increase of 3 percent compared with net sales of $842.6 million in fiscal 1998. Operating income for fiscal 1999 was $14.7 million compared with an operating loss of $6.7 million in fiscal 1998. Fiscal 1999 resulted in a net loss of $46.4 million, or $0.87 per share, compared to a net loss of $82.5 million, or $1.55 per share in fiscal 1998, which included a $25.1 million extraordinary loss ($0.47 per share) on the early retirement of debt.
     Sales in fiscal 1999 were unfavorably affected by lower average net selling prices, which decreased net sales by approximately $7 million. Higher corrugated shipments increased net sales by approximately $36 million in the year-to-year comparison.
     Gross margin increased to $113.1 million in fiscal 1999 from $84.6 million in the prior year primarily due to lower fiber costs ($19 million) and higher volume ($11 million). These improvements were offset in part by reduced earnings from the Company's chemical subsidiary, as a result of a significant decline in demand for the subsidiary's products in Asian markets in the first half of fiscal 1999 ($3 million).
     Corrugated shipments increased approximately 6 percent in fiscal 1999 to
15.2 billion square feet compared to 14.3 billion square feet in fiscal 1998, primarily as a result of opening a new sheet feeder plant in the first quarter of fiscal 1998 and increased demand. Multiwall bag shipments decreased approximately 9 percent to 53.5 thousand tons in fiscal 1999 compared to 59.0 thousand tons in the prior year. Total mill production increased by 2 percent to 4,279 tons per day (TPD, calculated on the basis of the number of days in the period) in fiscal 1999 compared to 4,189 TPD in fiscal 1998. Containerboard production increased approximately 2 percent to 3,554 TPD in fiscal 1999 compared to 3,474 TPD in the prior-year. Unbleached kraft paper production increased approximately 1 percent to 725 TPD in fiscal 1999 from 715 TPD in fiscal 1998.
     Average selling prices were essentially unchanged for corrugated products and increased approximately 5 percent for multiwall bags (due mainly to a mix change) in fiscal 1999 compared to the prior year. Average selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper, by approximately 4 percent, 5 percent and 7 percent, respectively, in fiscal 1999 compared to fiscal 1998.
     Fiber costs decreased primarily due to lower average delivered costs for recycled fiber and wood chips. The average delivered cost for OCC (old corrugated containers) and DLK (double-lined kraft clippings) decreased approximately 12 percent and 9 percent, respectively, in fiscal 1999 compared to fiscal 1998, primarily due to decreased demand. In addition, the average delivered cost for wood chips decreased by approximately 11 percent in fiscal

1999 compared to the prior year. Unusually wet weather in the southern U.S. resulted in higher wood chip costs in fiscal 1998.
     Selling and administrative costs were $98.4 million in fiscal 1999 compared to $91.3 million in fiscal 1998. This increase was due primarily to higher information system costs related primarily to the Year 2000 effort, and increased long-term incentive and litigation costs.
     Net interest expense increased to $85.4 million in fiscal 1999 from $82.1 million in fiscal 1998. Higher average debt levels increased interest expense by approximately $7 million, while lower average borrowing rates reduced interest expense by approximately $4 million. The lower average borrowing rates resulted primarily from the refinancing of the Company's senior subordinated debentures in the second quarter of fiscal 1998.
     The Company recognized a tax benefit of $28.8 million in fiscal 1999 compared to $35.6 million in fiscal 1998. The tax benefit decreased in the year-over-year comparison primarily due to improved operating results in fiscal 1999 over fiscal 1998. The effective tax rate was approximately 38 percent in both fiscal 1999 and fiscal 1998.
     During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all of the then outstanding senior subordinated debentures ($404.3 million principal amount) due in 2005. In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.
     In the third quarter of fiscal 1998, the Company refinanced its bank credit facility establishing a term loan and a new revolving credit facility. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

     Year ended September 30, 1998 (fiscal 1998) Compared with Year ended September 30, 1997 (fiscal 1997) Net sales for fiscal 1998 were $842.6 million, an increase of 11 percent compared with net sales of $759.3 million in fiscal 1997. The operating loss for fiscal 1998 was $6.7 million compared with $39.1 million in fiscal 1997. Fiscal 1998 resulted in a net loss of $82.5 million, or $1.55 per share, after a $25.1 million extraordinary loss ($0.47 per share) on the early retirement of debt. In fiscal 1997, the net loss was $82.0 million, or $1.55 per share, after a $7.7 million extraordinary loss ($0.15 per share) on the early retirement of debt.
     Sales and earnings in fiscal 1998 were favorably affected by higher average selling prices for the Company's products which increased net sales by approximately $58 million compared with the prior year. Average selling prices for the Company's domestic linerboard, export linerboard and corrugated products increased approximately 15 percent, 14 percent and 8 percent, respectively, in fiscal 1998 over fiscal 1997. Average selling prices increased approximately 7 percent for unbleached kraft paper and 6 percent for multiwall bags compared to the prior year. Higher volumes of corrugated products shipped in fiscal 1998 increased sales by approximately $23 million compared to fiscal 1997.
     Corrugated shipments increased approximately 5 percent in fiscal 1998 to
14.3 billion square feet compared to 13.6 billion square feet in fiscal 1997, primarily due to the start-up of a new sheet feeder facility in the first quarter of fiscal 1998. Multiwall bag shipments increased approximately 4 percent to 59 thousand tons in fiscal 1998 compared to 57 thousand tons in the prior year. Total mill production decreased to 4,189 tons per day (TPD, calculated on the basis of the number of days in the period) in fiscal 1998 compared to 4,235 TPD in fiscal 1997. Containerboard production was essentially unchanged with 3,474 TPD in fiscal 1998 compared with 3,470 TPD in the prior year. Unbleached kraft paper production decreased to 715 TPD in fiscal 1998 from 765 TPD in fiscal 1997, due primarily to market-related downtime.
     Gross margin increased to $84.6 million from $42.0 million in the prior year. Gross margin was favorably impacted by higher volume ($6 million) and higher average selling prices ($50 million) for the Company's products. The favorable impact was reduced by higher fiber costs ($9 million) and incremental fixed costs associated with the start-up of the new sheet feeder facility ($5 million). Increased fiber costs were primarily due to higher prices for wood chips with an average delivered cost increase of approximately 12 percent in fiscal 1998 compared to the prior year. The increase in wood chip cost was due to unseasonably wet weather in the southern U.S. and increased demand relative to supply. Meanwhile, old corrugated container (OCC) costs decreased by approximately 8 percent in fiscal 1998 compared to fiscal 1997, which partially offset the effect of the increased wood chip costs.
     Selling and administrative costs were $91.3 million for fiscal 1998 compared to $81.1 million in the prior year. This increase was due primarily to higher information system costs principally related to the Year 2000 effort, higher costs associated with employee recruitment and retention, incremental costs for the new sheet feeder facility and general inflation.
     Net interest expense increased to $82.1 million in fiscal 1998 from $80.7 million in fiscal 1997. Higher average debt levels increased interest expense by approximately $8 million, while lower average borrowing rates reduced interest expense by approximately $7 million. The lower average borrowing rates were the result of the fiscal 1998 refinancing of the senior subordinated debentures due 2005, and the refinancing of the senior notes due 2001 in mid-fiscal 1997.
     The Company recognized a tax benefit of $35.6 million in fiscal 1998 compared to $47.1 million in fiscal 1997. The tax benefit decreased in the year-over-year comparison primarily due to improved operating results in fiscal 1998 over fiscal 1997. The effective tax rates in fiscal 1998 and fiscal 1997 were approximately 38 and 39 percent, respectively.
     The Company recognized an extraordinary loss of $25.1 million in fiscal 1998 relating to the refinancing of a portion of its long-term debt. The Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all of the then outstanding senior subordinated debentures ($404.3 million principal balance) due in 2005. In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off, a redemption premium of approximately $25.8 million was paid and approximately $6.8 million of interest was paid. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million. In addition, in fiscal 1998, the Company refinanced its bank credit facility establishing a term loan and a new revolving credit facility. The Company used the proceeds to retire a revolving loan, repay a portion of the Trade Receivable Facility and for general corporate purposes. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.
     In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due in 2007 and used the proceeds to redeem and retire all of the then outstanding senior notes ($179.7 million principal amount) due in 2001 and to repay borrowings under the revolving portion of its credit facilities. In conjunction with the redemption, approximately $2.8 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

GENERAL The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt. The Company is prohibited from paying dividends and making purchases of additional common stock by the terms of its bank credit agreement and public debt securities.
     Net cash used for operations for fiscal 1999 was $21.7 million compared to $57.5 million for the prior year. The improvement was due to a decrease in working capital requirements.
     Capital expenditures of $19.7 million in fiscal 1999 decreased by $20.0 million from fiscal 1998. In addition to capital spending, the Company acquired $14.7 million, $10.2 million and $2.4 million of equipment through vendor financing or capital leases in fiscal 1999, fiscal 1998, and fiscal 1997, respectively. Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced papermaking technology, improve product quality, realize operating efficiencies and maintain its existing facilities. For fiscal 2000, capital spending is expected to be in the range of $40 to $45 million, while capital spending beyond fiscal 2000 will be targeted to approximate the Company's annual depreciation expense. Capital spending will, however, be adjusted from time to time as market conditions and available cash flows dictate.
     In fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. In fiscal 1999, the Company incurred approximately $3.8 million of costs for demolition and asbestos removal and to maintain the East Mill. Such costs were net of proceeds from the sale of scrap. At the end of fiscal 1999, approximately $1.1 million of spending remained to complete the demolition work. Management expects to complete the remaining demolition during fiscal 2000. At September 30, 1999, the balance sheet reserve for demolition was approximately $1.1 million and the net book value of the East Mill was $10.0 million.


LIQUIDITY At September 30, 1999, the Company had cash and equivalents of $10.4 million, an increase of $4.7 million from September 30, 1998 as cash from financing exceeded cash used for operations and investments. Total debt increased by $62.7 million from $873.0 million at September 30, 1998 to $935.7 million at September 30, 1999. The increase in revolver borrowings was primarily due to interest payments on the Company's public debt. During fiscal 1999, the Company amended the financial covenants of the Credit Facility to obtain additional financial flexibility. At September 30, 1999, the Company had approximately $95.0 million of revolver borrowings outstanding and approximately $144.5 million available under the revolving portion of its credit agreements.
       At September 30, 1999, the Company had primary working capital of $160.7 million, an increase of $7.4 million from September 30, 1998, primarily due to increased trade receivables offset somewhat by increased trade payables. The increase in trade receivables was primarily due to higher sales in fiscal 1999 compared to fiscal 1998.
       Consolidation among major containerboard industry producers during the past 12 to 18 months has resulted in the "mothballing" of approximately 5 percent of the domestic containerboard capacity. This rationalization combined with limited new containerboard capacity additions and stable domestic demand growth has resulted in relatively balanced industry supply/demand conditions. During the early spring and mid summer of calendar 1999, published prices of linerboard increased by $50 per ton and $40 per ton, respectively. Subsequently, the Company implemented corresponding price increases for its corrugated products.
       Average delivered costs for wood chips decreased by approximately 11 percent in fiscal 1999 compared to the prior year. Unusually wet weather in the southern U.S. resulted in higher wood chip costs in fiscal 1998. Average delivered prices for OCC and DLK decreased approximately 12 percent and 9 percent, respectively, in fiscal 1999 compared to fiscal 1998 primarily due to decreased demand. Fiber markets are difficult to predict, and there can be no assurance of the future direction of OCC, DLK and wood chip prices.
       On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging from its joint venture partner Smurfit-Stone Container Corporation (Smurfit-Stone). S&G Packaging is the largest U.S. producer of retail paper grocery sacks and bags, consisting of six converting plants with annual sales of approximately $250 million. In connection with this transaction, the Company paid Smurfit-Stone $0.5 million for its 65 percent interest. In addition, Smurfit-Stone forgave $4.0 million of its trade receivable for kraft paper sold to S&G Packaging. The Company also repaid, through borrowings on its revolver, approximately $31 million oustanding on S&G Packaging's revolving loan facility, which was then terminated. In connection with the acquisition, S&G Packaging entered into a paper supply agreement to purchase at market prices 60,000 tons, 48,000 tons and 36,000 tons of kraft paper in fiscal 2000, fiscal 2001 and fiscal 2002 through fiscal 2004, respectively, from Smurfit-Stone. S&G Packaging's corporate staff will be integrated into the Company's headquarters staff, providing cost savings associated with the elimination of duplicative functions. The Company also intends to move promptly to reduce costs by better aligning S&G Packaging's converting capacity with its customer needs. The Company currently estimates that it will spend approximately $5.0 million implementing these actions over the next 12 to 24 months.
       As of October 31, 1999, the Company had approximately $119 million of revolver borrowings outstanding and approximately $121 million available under the revolving portions of its credit agreements.
       Based on current announced prices for converted products, current raw material costs and assuming maintenance levels of capital spending and including the projected impact of the acquisition of S&G Packaging, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is additional product price improvement, however, the Company will need to seek additional covenant modifications to its bank credit agreement by the end of December 2000 to maintain continued access to its liquidity.

PENDING ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. An amendment to SFAS 133 was issued in July 1999, which defers by one year the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The statement will be adopted by the Company in fiscal 2001. The Company has not yet determined what effect, if any, the statement will have on its results of operations or financial position.

YEAR 2000 READINESS DISCLOSURE The "Year 2000 Issue" refers generally to the potential problems that software and processing systems could encounter in determining the correct century for the year. Software and processing systems with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or the creation of erroneous results.
     The Company crossed the fiscal year-end boundary at the end of September 1999 and its business systems are now operating in fiscal 2000. The Company has experienced no major incidents related to the Year 2000.
     The Company developed a comprehensive, phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology
(IT) and non-IT systems. The Company's IT and non-IT systems are comprised of computers and application software for financial and business management, electronic data interchange, process control and equipment monitoring, telecommunications, and environmental controls. The plan included development of corporate awareness, assessment, implementation (including remediation, upgrade, replacement, and deployment of certain products), validation testing, and contingency planning. The Company believes that, by modifying or upgrading existing systems, and/or converting to new systems, the Year 2000 Issue can be resolved without material operational difficulties. The Company has incurred approximately $4.9 million through fiscal 1999 to correct the Year 2000 Issue and expects to incur an additional $0.1 million through the second quarter of fiscal 2000. The Company has funded its Year 2000 effort with cash from operations and borrowings under its revolving credit agreements.
     The Company has largely completed the awareness, assessment, remediation, implementation and testing activities for business-critical items. Testing will continue on non-business critical systems through the remainder of calendar 1999. IT systems were verified for accuracy across the Year 2000 boundary as well as other special calendar date situations. A national consulting firm specializing in Year 2000 issues assisted the Company throughout the planning process and was retained to assist in the Year 2000 verification testing. The testing approach employed was intended to identify all potential problems with processing the Year 2000. It is impractical to assure that all potential problems will be identified during these testing procedures. Therefore, the Company may experience a greater-than-normal need for support activities immediately following the change to the Year 2000. The IT staff, with the assistance of designated outside vendor support, is prepared to react and correct these problems in a timely fashion, as it does with problems that occur in the normal course of business.
     A consulting firm specializing in industrial controls developed an equipment inventory and assisted in the validation of equipment compliance for certain non-IT systems at the Company's paper mills. At its other facilities, internal resources, both operational and IT staff, were used to inventory and to validate the non-IT systems. All business critical non-IT systems used in the manufacturing and conversion processes have been remediated and verified.
     The Company believes that many of its customers, suppliers and financial institutions are also impacted by the Year 2000 Issue, which could affect the Company. The Company has assessed the compliance efforts of a significant portion of the Company's critical partners. To date, no material deficiencies have been identified. Assessment activities will continue through the remainder of the year. If the Company's current or future customers, or suppliers, however, fail to achieve Year 2000 compliance, the Company believes that, due to lack of concentration of major customers or critical suppliers, results of operations, financial position or cash flow are not expected to be materially adversely affected.

       The Company has projected that the "most likely worst-case Year 2000 scenario" would be the result of unidentified Year 2000 issues, which could result in unplanned downtime of production facilities at a rate higher than is normally experienced. Contingency plans have been developed to respond to the likelihood of these higher-than-normal system incidents. Any system failure which results in a business disruption is expected to be handled in a timely fashion, as would any normal day-to-day failures. These potential disruptions are not expected to result in a material adverse impact on the Company's results of operations, financial position or cash flow.

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

                     -------------------------------------

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                 Gaylord Container Corporation and Subsidiaries


INDEX TO FINANCIAL STATEMENTS
                                                                         Page
Independent Auditors' Report                                               20
 .............................................................................
Consolidated Balance Sheets at September 30, 1999 and 1998                 21
 .............................................................................
Consolidated Statements of Operations for the Years
Ended September 30, 1999, 1998 and 1997                                    22
 .............................................................................
Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1999, 1998 and 1997                                    23
 .............................................................................
Consolidated Statements of Cash Flows for the Years
Ended September 30, 1999, 1998 and 1997                                    24
 .............................................................................
Notes to Consolidated Financial Statements                                 25
 .............................................................................

INDEPENDENT AUDITORS' REPORT


Gaylord Container Corporation:

       We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) at September 30, 1999 and 1998 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 1999, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.




Deloitte & Touche LLP

Chicago, Illinois
October 28, 1999

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 1999 AND 1998

In millions                                                                     1999            1998
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                                                    $      10.4       $    5.7
   Trade receivables
     (less allowances of $6.7 and $6.4, respectively)                            149.8          122.4
       (Note 8)
   Inventories (Note 4)                                                           67.1           73.2
   Prepaid expenses                                                                5.1            2.9
   Other                                                                           7.7            6.6
--------------------------------------------------------------------------------------------------------
     Total current assets                                                        240.1          210.8
--------------------------------------------------------------------------------------------------------
Property - net (Notes 5 and 13)                                                  558.9          573.4
Other assets:
   Deferred charges (Note 6)                                                      20.0           22.1
   Deferred income taxes (Note 7)                                                150.3          121.5
   Other (Notes 3 and 8)                                                          48.7           52.0
--------------------------------------------------------------------------------------------------------
Total                                                                      $   1,018.0       $  979.8
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 8)                           $      10.9       $    9.7
   Trade payables                                                                 56.2           42.3
   Accrued interest payable                                                       16.2           16.2
   Accrued and other liabilities (Note 9)                                         61.1           59.1
--------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   144.4          127.3
--------------------------------------------------------------------------------------------------------
Long-term debt (Note 8)                                                          924.8          863.3
Other long-term liabilities (Note 9)                                              39.6           36.7
Commitments and contingencies (Note 15)                                              -              -
Stockholders' equity (deficit) (Notes 10, 11 and 12)
   Class A common stock                                                              -              -
   Capital in excess of par value                                                178.2          177.4
   Accumulated deficit                                                          (257.0)        (210.6)
   Common stock in treasury - at cost                                            (10.9)         (11.2)
   Accumulated other comprehensive income (loss):
     Minimum pension liability (Note 14)                                          (1.1)          (3.1)
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                        (90.8)         (47.5)
--------------------------------------------------------------------------------------------------------
Total                                                                      $   1,018.0       $  979.8
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

In millions, except per share data                                           1999            1998           1997
------------------------------------------------------------------------------------------------------------------
Net sales                                                            $     870.6        $   842.6    $    759.3
Cost of goods sold                                                         757.5            758.0         717.3
------------------------------------------------------------------------------------------------------------------
   Gross margin                                                            113.1             84.6          42.0
Selling and administrative costs                                           (98.4)           (91.3)        (81.1)
------------------------------------------------------------------------------------------------------------------
   Operating earnings (loss)                                                14.7             (6.7)        (39.1)
Interest expense - net (Note 8)                                            (85.4)           (82.1)        (80.7)
Other expense - net                                                         (4.5)            (4.2)         (1.6)
------------------------------------------------------------------------------------------------------------------
   Loss before taxes and extraordinary items                               (75.2)           (93.0)       (121.4)
Income tax benefit (Note 7)                                                 28.8             35.6          47.1
------------------------------------------------------------------------------------------------------------------
   Net loss before extraordinary items                                     (46.4)           (57.4)        (74.3)
Extraordinary loss (Note 2)                                                  -              (25.1)         (7.7)
------------------------------------------------------------------------------------------------------------------
   Net Loss                                                          $     (46.4)       $   (82.5)   $    (82.0)
------------------------------------------------------------------------------------------------------------------

Net loss per common share (Note 18):
  Basic and diluted:
    Net loss before extraordinary items                              $     (0.87)       $   (1.08)   $     (1.40)
    Extraordinary loss (Note 2)                                              -              (0.47)         (0.15)
------------------------------------------------------------------------------------------------------------------
   Net Loss                                                          $     (0.87)       $   (1.55)   $     (1.55)
------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                   Common stock                                                      Accumulated
                               ---------------------                                                    other          Total
                                     Class A          Capital in   Accumulated    Treasury stock    comprehensive  stockholders'
                               ---------------------  excess of     earnings    -------------------    income         equity
Dollars in millions              Shares     Dollars   par value    (deficit)     Shares     Dollars     (loss)       (deficit)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
SEPTEMBER 30, 1996              54,270,011  $    -    $  173.5     $ (46.1)     1,581,778   $ (11.7)    $ (1.2)     $114.5
Comprehensive income (loss)
   Net loss                              -       -           -       (82.0)             -         -          -       (82.0)
   Other comprehensive income
    (loss):
    Adjustment of minimum
       pension liability                 -       -           -           -              -         -       (0.3)       (0.3)
--------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income
    (loss)                               -       -           -       (82.0)             -         -       (0.3)      (82.3)
Options exercised                  244,953       -         1.8           -              -         -          -         1.8
Restricted stock - net              58,200       -         0.3           -              -         -          -         0.3
Other                                    -       -           -           -        (35,575)      0.3          -         0.3
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
SEPTEMBER 30, 1997              54,573,164       -       175.6      (128.1)     1,546,203     (11.4)      (1.5)       34.6
Comprehensive income (loss)
   Net loss                              -       -           -       (82.5)             -         -          -       (82.5)
   Other comprehensive income
    (loss):
    Adjustment of minimum
       pension liability                 -       -           -           -              -         -       (1.6)       (1.6)
--------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income
    (loss)                               -       -           -       (82.5)             -         -       (1.6)      (84.1)
Options exercised                  199,478       -         1.5           -              -         -          -         1.5
Restricted stock - net              13,850       -         0.3           -              -         -          -         0.3
Other                                    -       -           -           -        (33,639)      0.2          -         0.2
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1998              54,786,492       -       177.4      (210.6)     1,512,564     (11.2)      (3.1)      (47.5)
Comprehensive income (loss)
   Net loss                              -       -           -       (46.4)             -         -          -       (46.4)
   Other comprehensive income
    (loss):
    Adjustment of minimum
       pension liability                 -       -           -           -              -         -        2.0         2.0
--------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income
    (loss)                               -       -           -       (46.4)             -         -        2.0       (44.4)
Options exercised                  168,151       -         0.6           -              -         -          -         0.6
Restricted stock - net               4,650       -         0.2           -              -         -          -         0.2
Other                               32,116       -           -           -        (44,598)      0.3          -         0.3
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1999              54,991,409  $    -    $  178.2     $(257.0)     1,467,966   $ (10.9)    $ (1.1)     $(90.8)
--------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


In millions                                                              1999             1998             1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net loss                                                              $  (46.4)         $  (82.5)        $  (82.0)
Adjustments to reconcile net loss to net
   cash used for operations:
     Extraordinary loss (Note 2)                                           -                25.1              7.7
     Depreciation and amortization                                        53.0              65.6             65.1
     Deferred tax benefit                                                (28.8)            (30.1)           (48.9)
     Acquisition restructuring expenditures                               (0.4)             (0.6)            (0.4)
     Change in current assets and liabilities,
       excluding acquisitions and dispositions:
         Receivables                                                     (27.4)            (21.8)            12.0
         Inventories                                                       6.1               4.1             (6.7)
         Prepaid expenses and other current assets                        (3.0)              4.7             (4.9)
         Accounts payable and other accrued liabilities                   17.8             (24.7)            (7.5)
     Other - net                                                           7.4               2.7             (0.9)
------------------------------------------------------------------------------------------------------------------
Net cash used for operations                                             (21.7)            (57.5)           (66.5)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENTS:
   Capital expenditures                                                  (19.7)            (39.7)           (31.1)
   Capitalized interest                                                   (0.6)             (1.6)            (0.8)
   Proceeds from asset sales                                               1.5               3.2              1.9
   Other investments - net                                                (3.7)             (4.6)            (3.7)
------------------------------------------------------------------------------------------------------------------
Net cash used for investments                                            (22.5)            (42.7)           (33.7)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
   Early extinguishment of debt (Notes 2 and 8)                            -              (436.9)          (189.7)
   Issuance of debt (Notes 2 and 8)                                        -               575.0            225.0
   Senior debt repayments                                                 (9.5)            (15.7)           (10.4)
   Debt issuance costs                                                     -               (15.3)            (5.6)
   Revolving credit agreement borrowings - net                            56.5              (8.5)            47.0
   Other financing - net                                                   1.9               1.2              0.8
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing                                            48.9              99.8             67.1
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                            4.7              (0.4)           (33.1)
Cash and equivalents, beginning of year                                    5.7               6.1             39.2
------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                     $   10.4          $    5.7         $    6.1
==================================================================================================================



See notes to consolidated financial statements.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

1. GENERAL/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of brown paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall bags and, through a wholly owned, independently operated subsidiary, specialty chemicals. Corrugated containers and sheets, multiwall bags, solid fibre products, containerboard and unbleached kraft paper collectively represent approximately 98 percent of the Company's net sales. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper, which it converts into multiwall bags, grocery bags and sacks or sells to independent converters.
         At September 30, 1999, the Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, fourteen corrugated container plants, four corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and, through a wholly owned, independently operated subsidiary, a specialty chemical facility.
Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results may differ from such estimates.
Summary of Significant Accounting Policies - The Company's accounting policies conform to generally accepted accounting principles. Significant policies followed are described below:
         Basis of Consolidation - The consolidated financial statements at September 30, 1999 and 1998 and for the years ended September 30, 1999 (fiscal
1999), September 30, 1998 (fiscal 1998) and September 30, 1997 (fiscal 1997) include all the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53-week fiscal year. Fiscal 1999, fiscal 1998 and fiscal 1997 were 52-week fiscal years. Certain amounts on the consolidated financial statements and footnotes have been reclassified to conform with the current year presentation.
         Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with which the Company has reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the Consolidated Statements of Operations. In the Consolidated Balance Sheets, however, trade receivables due from and trade payables due to Exchange Partners are not eliminated because a contractual right of offset does not exist.
         Valuation of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management believes circumstances, including current and future product price trends, support the recoverability of such long-lived assets.
         Cash and Equivalents - The Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and commercial paper, with an original or purchased maturity of three months or less, to be cash equivalents.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

      Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.
      Property is stated at cost and includes interest capitalized during construction periods. Maintenance and repairs are charged to expense as incurred.
      Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and 3 to 20 years for machinery and equipment.
      Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized. Amortization of deferred financing costs is computed using the effective interest rate method over the term of the related debt and is classified as interest expense.
      Investment in Affiliates - The equity method of accounting is applied to affiliates in which the Company's ownership interest is greater than 20 percent but less than or equal to 50 percent. Goodwill is recognized for investments in affiliates where cost exceeds the Company's equity in net assets acquired. In general, goodwill is amortized over the average remaining useful life of the unconsolidated affiliate's property, plant and equipment or such shorter period as circumstances indicate. The Company's proportionate share of earnings in unconsolidated affiliates accounted for by the equity method, net of amortization of goodwill, is included in "Other expense - net" in the Company's Consolidated Statements of Operations. The cost method of accounting is applied to affiliates in which the Company's ownership interest is less than or equal to 20 percent.
      Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 7).
      Earnings Per Common Share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", (see Note 18).

2. EXTRAORDINARY ITEMS During the second quarter of fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all of the then outstanding senior subordinated debentures ($404.3 million principal amount) due in 2005. In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.
      In the third quarter of fiscal 1998, the Company refinanced its bank credit facility establishing a term loan and a new revolving credit facility. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.
      In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due in 2007 and used the proceeds to redeem and retire all of the then outstanding senior notes ($179.7 million principal amount) due in 2001 and to repay borrowings under the revolving portion of its credit facility. In conjunction with the redemption, approximately $2.8 million of

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million.

3. INVESTMENT IN AFFILIATES In July 1996, the Company contributed grocery bag manufacturing net assets with a carrying value of approximately $32.3 million (of which Property - net accounted for approximately $25.1 million), to S&G Packaging Company, L.L.C. (S&G Packaging), a joint venture with Smurfit-Stone Container Corporation (Smurfit-Stone), in exchange for a 35 percent equity interest in the new company. Product sales to S&G Packaging during fiscal 1999, fiscal 1998 and fiscal 1997 were approximately $42.2 million, $46.3 million and $38.4 million, respectively. On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging from Smurfit-Stone. S&G Packaging is the largest U.S. producer of retail paper grocery sacks and bags, consisting of six converting plants with annual sales of approximately $250 million. In connection with this transaction, the Company paid to Smurfit-Stone $0.5 million for its 65 percent interest and repaid through borrowings on its revolver, approximately $31 million outstanding on S&G Packaging's revolving loan facility, which was then terminated. In addition, Smurfit-Stone forgave $4.0 million of its trade receivable for kraft paper sold to S&G Packaging. S&G Packaging also entered into a paper supply agreement to purchase at market prices 60,000 tons, 48,000 tons and 36,000 tons of kraft paper in fiscal 2000, fiscal 2001 and fiscal 2002 through fiscal 2004, respectively, from Smurfit-Stone. S&G Packaging's corporate staff will be integrated into the Company's headquarters staff, providing cost savings associated with the elimination of duplicative functions. The Company also intends to move promptly to reduce costs by better aligning S&G Packaging's converting capacity with its customer needs. The Company currently estimates that the cost of these actions will be approximately $5.0 million with the majority expended over the next 12 to 24 months.
         The Company owns a 50 percent interest in Gaylord Central National, Inc. (GCN), a joint venture formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during fiscal 1999, fiscal 1998 and fiscal 1997 were approximately $20.9 million, $22.1 million and $30.8 million, respectively.
         The Company has a 50 percent ownership interest in a joint venture that, through wholly owned subsidiaries, produce corrugated sheets and corrugated containers in Mexico. Product sales to these companies during fiscal 1999, fiscal 1998 and fiscal 1997 were approximately $2.9 million, $4.1 million and $4.9 million, respectively.

4. INVENTORIES

Inventories consist of:

                                                     September 30,
                                        ---------------------------------------
IN MILLIONS                                 1999                   1998
-------------------------------------------------------------------------------
Finished products                       $       9.1             $      19.0
In process                                     42.7                    31.6
Raw materials                                   9.0                    12.4
Supplies                                       15.0                    13.6
-------------------------------------------------------------------------------
                                               75.8                    76.6
LIFO valuation adjustment                      (8.7)                   (3.4)
-------------------------------------------------------------------------------
  Total                                 $      67.1             $      73.2
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

         As a result of a LIFO inventory liquidation in fiscal 1999, the Company's "Cost of Goods Sold" in fiscal 1999 was $0.3 million less than it would have been had a liquidation not occurred.


5. PROPERTY - NET

Property consists of:

                                                           September 30,
                                                   ----------------------------
IN MILLIONS                                            1999            1998
-------------------------------------------------------------------------------
Land                                               $    18.2        $    17.6
Buildings and improvements                             158.0            147.8
Machinery and equipment                                930.7            900.1
Construction-in-process                                 12.4             38.6
-------------------------------------------------------------------------------
                                                     1,119.3          1,104.1
Accumulated depreciation                              (560.4)          (530.7)
-------------------------------------------------------------------------------
 Total                                             $   558.9        $   573.4
-------------------------------------------------------------------------------

         Depreciation expense was $49.2 million, $60.4 million and $59.9 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. In fiscal 1999 depreciation expense was significantly lower than fiscal 1998, as a significant portion of property purchased as a part of the 1986 acquisition of the Company from Crown Zellerbach became fully depreciated in the first quarter of fiscal 1999.

6. DEFERRED CHARGES

Deferred charges consist of:

                                                           September 30,
                                                   ----------------------------
IN MILLIONS                                            1999            1998
-------------------------------------------------------------------------------
Deferred financing costs                           $    23.7        $    23.4
Intangibles                                              4.7              4.7
-------------------------------------------------------------------------------
                                                        28.4             28.1
Accumulated amortization                                (8.4)            (6.0)
-------------------------------------------------------------------------------
 Total                                             $    20.0        $    22.1
-------------------------------------------------------------------------------

         Amortization of deferred charges during fiscal 1999, fiscal 1998 and fiscal 1997 was approximately $2.8 million, $3.3 million and $3.6 million, respectively. Included in these amounts is amortization of deferred financing costs incurred during fiscal 1999, fiscal 1998 and fiscal 1997, and recognized in interest expense - net, of approximately $2.5 million, $2.8 million and $3.1 million, respectively. During 1998, the Company wrote off approximately $6.1 million of deferred financing fees relating to the early retirement of its senior subordinated debentures and $1.9 million relating to the refinancing of the revolving credit facility and deferred approximately $15.3 million of financing fees related to such refinancings. In fiscal 1997, the Company wrote off approximately $2.8 million of deferred financing fees related to the refinancing of its senior notes, and deferred approximately $5.5 million of financing fees related to the issuance of the 9 3/4% Notes (see Note 2).

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

7. INCOME TAXES
The net deferred income tax assets both current and non-current, result from the tax effects of the following temporary differences:

                                                    September 30,
                                       -----------------------------------------
IN MILLIONS                                  1999                  1998
--------------------------------------------------------------------------------
CURRENT
Deferred tax assets:
     Inventory valuation                    $    0.6              $    -
--------------------------------------------------------------------------------
Current deferred tax asset                  $    0.6              $    -
--------------------------------------------------------------------------------
NON-CURRENT
Deferred tax assets:
     Net operating loss                     $  275.6              $  245.1
     Asset write-down                           38.8                  41.3
     Debt restructuring expenses                 1.0                   1.3
     Other long-term liabilities                 2.9                   2.6
     Deferred compensation                      14.5                   9.9
     Other                                       3.7                   8.1
--------------------------------------------------------------------------------
       Sub-total                               336.5                 308.3
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                              171.3                 172.0
     Capitalized interest                       13.4                  13.2
     Other                                       1.5                   1.6
--------------------------------------------------------------------------------
       Sub-total                               186.2                 186.8
--------------------------------------------------------------------------------
Net non-current deferred tax asset          $  150.3              $  121.5
--------------------------------------------------------------------------------

       The current income tax provision for fiscal 1999, fiscal 1998 and fiscal 1997, principally for state income taxes and Alternative Minimum Tax (AMT), was $0, $0 and $1.9 million, respectively. A 1997 loss carryback against AMT resulted in a $5.2 million refund during fiscal 1998.
       The deferred income tax benefit for fiscal 1999, fiscal 1998 and fiscal 1997, was $28.8 million, $51.1 million and $54.0 million, respectively. Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return. Such temporary differences for fiscal 1999, fiscal 1998 and fiscal 1997 and their related deferred income tax benefit follow:

                                              Year Ended September 30,
                                       -----------------------------------------
IN MILLIONS                              1999          1998          1997
--------------------------------------------------------------------------------
Depreciation expense                     $    0.7      $    7.1    $   (0.5)
Original issue discount                       -           (58.6)       (0.6)
Asset write-down                             (2.5)         (0.6)        0.9
Debt restructuring expenses                  (0.3)         (0.4)       (0.7)
Inventory differences                         0.6          (4.7)       (0.4)
Net operating loss                           30.5         107.9        53.5
Other - net                                  (0.2)          0.4         1.8
--------------------------------------------------------------------------------
   Total deferred income tax benefit     $   28.8      $   51.1    $   54.0
--------------------------------------------------------------------------------

       Although realization is not assured, management believes it is more likely than not that all of the Company's deferred tax assets will be realized. Management believes future taxable income, including but not limited to the reversal of existing temporary differences and implementation of tax planning strategies, if needed, will be sufficient to allow the future realization of the September 30, 1999 deferred tax assets.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

       At September 30, 1999, the Company had cumulative regular net operating loss carryforwards of approximately $681 million, which may be carried forward and expire at various dates through the year 2019. At September 30, 1999, AMT net operating losses of approximately $450 million are available to be carried forward through the year 2019.

       A reconciliation of income tax benefit to the amount computed by applying the statutory federal income tax rates to the loss before income taxes follows (dollars in millions):

                                                                    Year Ended September 30,
                                            --------------------------------------------------------------------------
                                                     1999                       1998                     1997
                                            ------------------------    ---------------------    ---------------------
                                                       PERCENTAGE OF            Percentage of            Percentage of
                                                         LOSS BEFORE              loss before              loss before
                                                              INCOME                   income                   income
                                                AMOUNT         TAXES      Amount        taxes     Amount         taxes
----------------------------------------------------------------------------------------------------------------------
Federal statutory income tax                     $26.3          35%        $32.5          35%      $42.5          35%
State income taxes - net of
   Federal benefit                                 2.5           3           3.1           3         4.6           4
----------------------------------------------------------------------------------------------------------------------
   Total income tax benefit                      $28.8          38%        $35.6          38%      $47.1          39%
----------------------------------------------------------------------------------------------------------------------

8. LONG-TERM DEBT
Long-term debt consists of the following:

                                                                                       September 30,
                                                                                   -----------------------
IN MILLIONS                                                                           1999        1998
----------------------------------------------------------------------------------------------------------
Trade Receivable Facility (a)                                                       $   70.0    $   38.5
Revolving Credit Facility, due June 2003 (b)                                            25.0         -
Term Loan, due June 2004 (b)                                                           124.4       125.0
Senior Notes, 9 3/8%, due June 2007 (c)                                                200.0       200.0
Senior Notes, 9 3/4%, due June 2007 (c)                                                225.0       225.0
Pollution control and industrial revenue bonds,
   interest at 5.7% to 8.3%, due at various dates to 2008 (d)                           11.2        11.2
Capital lease obligations, interest at 7.6% to 11.8%, due at
   various dates to 2011 (e)                                                            13.1        17.6
Other senior debt, interest at 6.5% to 9.0%, due at various
   dates to 2011 (f)                                                                    17.0         5.7
----------------------------------------------------------------------------------------------------------
   Total senior debt                                                                   685.7       623.0
Senior Subordinated Notes, 9 7/8%, due February 2008 (g)                               250.0       250.0
----------------------------------------------------------------------------------------------------------
   Total debt                                                                          935.7       873.0
Less current maturities                                                                (10.9)       (9.7)
----------------------------------------------------------------------------------------------------------
   Total                                                                            $  924.8    $  863.3
----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

       Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $10.9, $9.2, $5.7, $6.3 and $120.0, respectively. These amounts exclude the debt that is outstanding under the GRC trade receivable-backed revolving credit facility and the bank credit agreement revolving credit facility reflecting the Company's intention to extend or replace the facilities described below.

     (a) In September 1993, the Company established a wholly owned, special-purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) due in July 2001. With mutual agreement from the lenders, the Company has the ability to annually extend the term by one year. In accordance with the provisions of this program, GRC purchases on an on-going basis substantially all of the accounts receivable of the Company and GRC transfers the accounts receivable to a trust in exchange for certain trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the property of GRC. In the event of liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.
     Various interest rate options are available for Trade Receivable Facility borrowings based on one or a combination of the following two rates: (i) prime rate loans at the higher of (a) the prime rate in effect from time to time or
(b) the Federal Funds Rate plus 0.50 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.50 percent per annum for interest periods of one, two or three months. GRC is obligated to pay a commitment fee of 0.375 percent per annum on the unused credit available under the Trade Receivable Facility. Credit availability under the Trade Receivable Facility is based on a borrowing-base formula (as defined). As a result, the full amount of the facility may not be available at all times. At September 30, 1999, $70.0 million was outstanding under the Trade Receivable Facility. The highest outstanding principal balance under the Trade Receivable Facility during fiscal 1999 was $70.0 million and the weighted average interest rate was 5.75 percent in fiscal 1999 and 6.6 percent in fiscal 1998. At September 30, 1999 and 1998, the Company's consolidated balance sheet included $133.2 million and $108.9 million, respectively, of accounts receivable sold to GRC.

     (b) At September 30, 1999, the Company's bank credit agreement was comprised of the Term Loan Facility and the Revolving Credit Facility (collectively the Credit Facility). The Company entered into the Credit Facility in June 1998, and used the proceeds of the Term Loan: (i) to retire the outstanding balance on a revolving loan; (ii) to repay a portion of the Trade Receivable Facility; (iii) to pay fees and expenses; and (iv) for general corporate purposes.
     Substantially all of the Company's assets except for the accounts receivable sold to GRC described in (a) above are encumbered by liens under the Credit Facility. This facility contains normal and customary terms and conditions including restrictions on: liens, additional indebtedness, investments, pre-payment of debt, declaration and payment of dividends, repurchases of stock, guarantees, equity offerings, change of control, capital expenditures, and asset sales. The Credit Facility also contains covenants requiring the Company to achieve certain financial criteria each quarter.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

     The Term Loan Facility requires semi-annual amortization payments of $0.6 million which began in June 1999, increasing to $59.7 million for December 2003 and June 2004, the maturity date. The Company may be required to pre-pay the Term Loan Facility with the proceeds of certain asset dispositions, equity offerings or certain property insurance and condemnation recoveries. In addition, the Company may be required to pre-pay a portion of the Term Loan Facility with 50 percent of excess cash flow (as defined). Various interest rate options are available on Term Loan Facility borrowings consisting of one or a combination of the following two rates: (i) the greater of (a) the prime rate plus a borrowing margin of 2.25 percent per annum or (b) the federal funds rate plus 2.75 percent per annum or (ii) the Eurodollar rate plus a borrowing margin of 3.25 percent per annum for periods of one, two, three or six months. Nine and twelve month options may also be made available by the lenders. The weighted average interest rate on the Term Loan Facility during fiscal 1999 was 8.4 percent.
     The Revolving Credit Facility provides the Company the ability to borrow funds and repay such funds in whole or in part from time to time without incurring a prepayment penalty. The same interest rate options are available under the Revolving Credit Facility as the Term Loan Facility discussed above. The Revolving Credit Facility contains subfacilities for the issuance of up to $30 million of letters of credit and a $25 million swingline facility, both of which reduce the available balance under the facility by a like amount. A commitment fee of 0.50 percent per annum is paid on the unused portion of the Revolving Credit Facility. At September 30, 1999, $25 million was outstanding under the Revolving Credit Facility, $5.5 million of undrawn standby letters of credit were outstanding and $144.5 million of credit was available. The Company's highest outstanding principal balance under a revolving bank facility during fiscal 1999 was $43.0 million. The weighted average interest rate was 8.3 percent in fiscal 1999 and 8.7 percent in fiscal 1998.

     (c) In fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due June 15, 2007 (the 9 3/8% Notes and together with the
9 3/4% Notes (defined below), the Senior Notes). The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment to all senior indebtedness of the Company, including indebtedness under the Credit Facility. The Senior Notes rank senior in right of payment to the Senior Subordinated Notes (defined below). Interest on the Senior Notes is payable semi-annually on June 15 and December 15. The 9 3/8% Notes are subject to redemption on or after June 15, 2002 at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.688 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005 and thereafter, plus accrued interest to the date of redemption.
     In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due on June 15, 2007 (the 9 3/4% Notes). The 9 3/4% Notes are subject to redemption on or after June 15, 2002 at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.875 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005 and thereafter, plus accrued interest to the date of redemption.
     The Senior Notes contain terms and conditions, which include that prior to June 15, 2000, the Company, at its option, may redeem up to 33 percent of the original aggregate principal amount of each issue of the Senior Notes with the net cash proceeds of equity offerings (as defined) at the redemption price of
109.75 percent and 109.375 percent of the principal amount thereof

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

of the 9 3/4% Notes and the 9 3/8% Notes, respectively, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least $100 million principal amount of each of the 9 3/4% Notes and 9 3/8% Notes remain outstanding after any such redemption. In addition, upon the occurrence of a change of control (as defined) each holder of the Senior Notes has the right to require the Company to repurchase such holder's notes at a price equal to 101 percent of the principal amount, plus accrued interest to the date of the repurchase. Finally, the Company would be required to make an offer to repurchase the Senior Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.

     (d) The pollution control and industrial revenue bonds were assumed by the Company from Crown Zellerbach Corporation (Crown Zellerbach). The Company simultaneously acquired a note receivable from Crown Zellerbach for an amount and with terms identical to those of the bonds. At both September 30, 1999 and 1998, such remaining unpaid note receivable was approximately $9.4 million, respectively, and was classified as "Other assets."

     (e) The capital leases have initial terms ranging from five to fourteen years. The capital leases contain covenants, which are standard for these types of obligations, but do not contain any operating or financial covenants.

     (f) The other senior debt instruments were incurred to acquire certain assets and are secured by those assets. They have terms ranging from four to ten years. The other senior debt instruments contain covenants, which are standard for these types of obligations, but do not contain any operating or financial covenants.

     (g) In fiscal 1998, the Company issued $250 million principal amount of 9 7/8% Senior Subordinated Notes due February 15, 2008 (the Senior Subordinated Notes). The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the Credit Facility and the Senior Notes. The Senior Subordinated Notes would rank pari passu in right of payment to any future senior subordinated indebtness of the Company. The Senior Subordinated Notes rank senior in right of payment to all subordinated indebtedness. Interest on the Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The Senior Subordinated Notes are subject to redemption on or after February 15, 2003 at the option of the Company, in whole or in part, at declining redemption prices commencing at 105.063 percent of the principal amount and declining to 100 percent of the principal amount at February 15, 2006 and thereafter, plus accrued interest to the date of redemption.
     The Senior Subordinated Notes contain terms and conditions, which include: prior to February 15, 2001, the Company, at its option, may redeem up to 33 percent of the original aggregate principal amount of the Senior Subordinated Notes with the net cash proceeds of equity offerings (as defined) at the redemption price equal to 109.875 percent of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of the redemption; provided that at least $125 million aggregate principal amount of the Senior Subordinated Notes remain outstanding after any such redemption. In addition, upon the occurrence of a change of control (as defined), each holder of the Senior Subordinated Notes has the right to require the Company to repurchase such holder's Senior Subordinated Notes at a price equal to 101

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

percent of the principal amount thereof, plus accrued interest to the date of repurchase. Finally, the Company would be required to make an offer to repurchase the Senior Subordinated Notes at 100 percent of the principal amount, plus accrued interest to the date of repurchase, in the event of certain asset sales.
         The Company has various restrictions under (b), (c), and (g), which limit, among other things, its ability to (i) incur additional indebtedness,
(ii) incur certain liens on the Company's assets, (iii) incur guarantees, (iv) acquire the assets or capital stock of other businesses, (v) dispose of any material assets, (vi) make any voluntary prepayments of any indebtedness for money borrowed, (vii) pay, declare, or distribute dividends on or repurchase its capital stock or warrants and (viii) enter into certain transactions with affiliates.

9. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following:

                                                             September 30,
                                                      --------------------------
IN MILLIONS                                             1999             1998
--------------------------------------------------------------------------------
CURRENT
Accrued salaries, wages and benefits                  $  25.0          $  22.8
Sales, property and other taxes                           4.8              2.8
Other                                                    31.3             33.5
--------------------------------------------------------------------------------
 Total current                                           61.1             59.1
--------------------------------------------------------------------------------

LONG-TERM
Accrued pension and post-retirement expense              36.7             34.1
Other                                                     2.9              2.6
--------------------------------------------------------------------------------
 Total long-term                                         39.6             36.7
--------------------------------------------------------------------------------
 Total                                                $ 100.7          $  95.8
--------------------------------------------------------------------------------

10. PREFERRED STOCK
The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 11) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. The Company's Certificate of Incorporation prohibits the issuance of non-voting preferred stock.

11. COMMON STOCK
At September 30, 1999 and 1998, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $0.0001 per share (Class A Common Stock), of which 54,991,409 shares and 54,786,492 shares were issued, respectively, and 53,523,443 shares and 53,273,928 shares were outstanding, respectively.
       At September 30, 1999 and 1998, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $0.0001 per share (Class B Common Stock), of which no shares were issued and outstanding.
       The Company has outstanding Warrants to obtain one share of Class A Common Stock per Warrant. At the time the Company issued the Warrants it also issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock, except upon the occurrence of certain votes (as defined).
       At September 30, 1999 and 1998, the Company had Warrants outstanding of 1,054,379 shares and 1,783,330 shares, respectively. All of the Company's outstanding Warrants became exercisable on July 31, 1996 and expire on November 2, 2002. Each Warrant is exercisable into one share of Class A Common Stock at an exercise price of $0.0001 per Warrant, which amount was paid at the time of issuance and is non-refundable. The Company has the option to redeem at any time, all of the unexercised Warrants in exchange for Class A Common Stock for an amount based on $16.65 per share divided by the then-current market price of the Class A Common Stock.
       In June 1995, the Company's Board of Directors adopted a stockholder Rights Agreement that provides for the distribution of one Preferred Share Purchase Right for each share of Class A Common Stock. In general, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In the event a right becomes exercisable, the holder of the right may purchase for $50, one one-hundredth of a share of junior participating preferred stock. If 15 percent of the outstanding Class A Common Stock is acquired, the rights (other than the rights held by the acquiring person) can be exercised at a price of $50 to purchase shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company at any time for $0.0001 per right.
       In fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of Class A Common Stock and canceled a February 1989 authorization for the repurchase of up to 500,000 shares of Class A Common Stock. No shares were repurchased on the open market in fiscal 1999, fiscal 1998 or fiscal 1997. At September 30, 1999 and 1998, 1,467,966 shares and 1,512,564 shares, respectively, of Class A Common Stock were held as treasury stock.
       In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) for the purchase of shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During fiscal 1999, fiscal 1998 and fiscal 1997 the Company issued 44,598 shares, 33,639 shares and 35,575 shares, respectively, of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.
       The Company neither declared nor paid dividends on its Common Stock during fiscal 1999, fiscal 1998 or fiscal 1997. At September 30, 1999, the Company was prohibited from declaring or paying cash dividends on its Common Stock. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt.

12. STOCK OPTION PLANS
The Company maintains one stock-based plan, the 1997 Long-Term Equity Incentive Plan (the 1997 Plan), pursuant to which stock options may be granted.
       1997 Plan - The 1997 Plan authorizes the Company to grant stock options (including both incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the Code), and non-qualified stock options), stock appreciation rights in tandem with options, restricted stock, performance awards and any combination of the foregoing to certain

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

directors, officers and key employees of the Company and its subsidiaries. The Company has granted only non-qualified stock options and restricted stock under the 1997 Plan.
       The Company has reserved 2,000,000 shares of Class A Common Stock for issuance pursuant to the 1997 Plan. At September 30, 1999, the Company had outstanding non-qualified stock options under the 1997 Plan covering 1,771,400 shares at exercise prices ranging from $3.69 to $9.06 per share. During fiscal 1999, the Company granted non-qualified stock options under the 1997 Plan covering 238,900 shares of Class A Common Stock (9,000 of which were forfeited) at exercise prices ranging from $2.50 to $8.50 per share. The options have 10 year terms and generally vest at the rate of 33 1/3 percent per year commencing one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
       At September 30, 1999, options to purchase 875,832 shares of Class A Common Stock at exercise prices ranging from $7.00 to $9.06 per share were exercisable, 1,000 shares had been exercised and 213,800 shares were available for future grants.
       During fiscal 1999, the Company granted 12,800 restricted shares of Class A Common Stock under the 1997 Plan (1,000 of which were forfeited). Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. The restricted stock granted in 1999 will become 100 percent vested as follows: 1,800 shares in fiscal 2001, 4,000 shares in fiscal 2002 and 6,000 shares in fiscal 2003. Prior to fiscal 1999, 2,000 restricted shares were granted and will become 100 percent vested in fiscal 2000. The pretax compensation expense recognized in the Consolidated Statement of Operations was de minimus in both fiscal 1999 and fiscal 1998 and $0 in fiscal 1997.
       1989 Plan - The 1989 Plan was terminated according to its terms in fiscal 1999 and therefore, no additional options may be granted under this plan. The Company had outstanding non-qualified stock options at September 30, 1999, covering 1,076,507 shares of Class A Common Stock at exercise prices ranging from $2.56 to $11.63 per share. During fiscal 1999, the Company granted non-qualified stock options under the 1989 Plan covering 111,000 shares of Class A Common Stock (10,000 of which have been forfeited) at exercise prices ranging from $3.69 to $9.63 per share.
       At September 30, 1999, options to purchase 913,522 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $11.63 per share were exercisable and 137,401 options had been exercised.
       In general, the outstanding options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

       At September 30, 1999, the Company had granted 698,600 restricted shares of Class A Common Stock (124,875 of which have been forfeited under the 1989 plan). Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. During fiscal 1999, the Company awarded 29,600 restricted shares of Class A Common Stock (200 of which have been forfeited) of which 100 percent will become vested in fiscal 2001. As to the 544,325 restricted shares granted prior to fiscal 1999, 492,525 were 100 percent vested at September 30, 1999 and 19,800 shares and 32,000 shares will become 100 percent vested in fiscal 2000 and fiscal 2001, respectively. The pretax compensation expense relating to restricted stock, which was recognized in the Consolidated Statements of Operations, was $0.2 million, $0.4 million and $0.4 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.
       1987 Plan - The 1987 Plan was terminated according to its terms in fiscal 1997 and no additional options may be granted. At September 30, 1999, the Company had outstanding non-qualified stock options under the 1987 Plan covering 227,000 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.94 per share. In general the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing one year after the date of grant, providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability. At September 30, 1999, options to purchase 221,335 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.94 per share were exercisable and 617,789 options had been exercised.
       Director Option Plan - An Outside Director Option Plan (the Director Option Plan) authorized grants of stock options to each director who was not an employee of the Company in lieu of all or some specified portion of certain cash fees. The Director Option Plan was terminated on September 26, 1991.
       The Company has reserved 75,600 shares of Class A Common Stock in connection with grants under the Director Option Plan. At September 30, 1999, there were 18,900 options outstanding under the Director Option Plan at an exercise price of $3.50 per share, all of which are exercisable and 56,700 of which have been exercised. These options have a 10-year term and vest one year after the date of grant.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

The following table details stock option activity (excluding restricted stock) for fiscal 1999, fiscal 1998 and fiscal 1997:

                                                        Stock Options              Exercise Price
-------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                    1,708,753         $1.24 - $12.50
       Grants                                                      340,000         $5.88 - $ 9.63
       Exercises                                                  (244,953)        $1.24 - $ 5.25
       Cancellations                                               (73,835)        $2.56 - $11.63
-----------------------------------------------------------------------------
Balance at September 30, 1997                                    1,729,965         $2.56 - $12.50
       Grants                                                    1,640,500         $3.00 - $ 9.06
       Exercises                                                  (199,478)        $2.56 - $ 6.81
       Cancellations                                              (115,896)        $2.56 - $10.88
-----------------------------------------------------------------------------
Balance at September 30, 1998                                    3,055,091         $2.56 - $12.50
       Grants                                                      349,900         $2.50 - $ 9.63
       Exercises                                                  (168,151)        $2.56 - $ 7.00
       Cancellations                                              (143,033)        $2.50 - $12.50
-----------------------------------------------------------------------------
Balance at September 30, 1999                                    3,093,807         $2.56 - $11.63
-------------------------------------------------------------------------------------------------------

Additional information regarding options outstanding as of September 30, 1999 is as follows:

                                           Options Outstanding                         Options Exercisable
                           ----------------------------------------------------   ------------------------------
                                                       Weighted
                                                        Average       Weighted                         Weighted
                                                      Remaining        Average                          Average
Range of                            Number          Contractual       Exercise           Number        Exercise
Exercise Prices                Outstanding          Life(years)          Price      Exercisable           Price
----------------------------------------------------------------------------------------------------------------
$2.56-$3.88                        915,472                 4.11          $3.46          702,240           $3.39
$4.00-$5.38                         34,333                 5.48          $4.58           25,667           $4.76
$6.13-$8.25                        947,335                 7.93          $7.01          414,342           $7.01
$8.50-$11.63                     1,196,667                 7.92          $9.15          887,340           $9.26
----------------------------------------------------------------------------------------------------------------
$2.56-$11.63                     3,093,807                 6.77          $6.76        2,029,589           $6.71
----------------------------------------------------------------------------------------------------------------

The following table details restricted stock activity for fiscal 1999, fiscal 1998 and fiscal 1997:

                                                                                             Restricted Stock
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                                                       510,825
       Issued                                                                                        63,000
       Cancellations                                                                                 (4,800)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                                                       569,025
       Issued                                                                                        43,800
       Cancellations                                                                                (29,950)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                                                       582,875
       Issued                                                                                        42,400
       Cancellations                                                                                (37,750)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                                                       587,525
-------------------------------------------------------------------------------------------------------------

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS No. 123). SFAS No. 123 requires pro forma recognition of compensation expense for stock options awarded based on the fair value of the options at the date of grant.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in fiscal 1999: expected volatility of 55 percent; risk-free interest rate of 5.5 percent; and expected lives of 5.0 years. The weighted-average assumptions used for grants in fiscal 1998 and fiscal 1997 were: expected volatility of 55 percent in both years; risk-free interest rate of 5.0 percent in fiscal 1998 and 6.0 percent in fiscal 1997; and expected lives of 5.0 years. The weighted-average fair value per share of options granted was $2.92, $4.19 and $3.82 per share in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The weighted-average fair value per share of awards of restricted stock issued in fiscal 1999, fiscal 1998, and fiscal 1997 was $4.38, $6.51 and $7.50 per share, respectively.

The pro forma impact on net loss and basic and diluted loss per share of computing compensation cost for the Company's stock options based on the fair value on the date of grant follows:

                                                                 September 30,
                                               -------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                1999               1998             1997
------------------------------------------------------------------------------------------------
Net loss:
       As reported                             $    (46.4)       $     (82.5)      $    (82.0)
       Pro forma                                    (48.3)             (84.2)           (82.3)
Basic and diluted loss per share:
       As reported                             $    (0.87)       $     (1.55)      $    (1.55)
       Pro forma                                    (0.91)             (1.58)           (1.55)
------------------------------------------------------------------------------------------------

       The pro forma effects on net loss and basic and diluted loss per share may not be representative of the effects on reported net income or loss in future years.

13. LEASES
The Company has capital leases for certain equipment and leasehold improvements included in "Property - net." The present value of future minimum lease payments relating to these assets are capitalized based on the lease contract provisions. Capitalized amounts are amortized over either the term of the lease or the normal depreciable lives of the assets. All other leases are defined as operating leases. Lease payments related to operating leases are charged to expense as incurred. Future minimum lease payments at September 30, 1999 are as follows (in millions):

                                                       Operating     Capital
Fiscal Year                                               Leases      Leases
--------------------------------------------------------------------------------
2000                                                   $    11.1    $    4.6
2001                                                         8.6         2.9
2002                                                         7.1         1.1
2003                                                         5.7         1.1
2004                                                         3.3         1.1
2005 and thereafter                                         20.4         8.1
--------------------------------------------------------------------------------
   Total future minimum lease payments                 $    56.2    $   18.9
--------------------------------------------------------------------------------
     Less interest                                                       5.8
--------------------------------------------------------------------------------
   Present value of future minimum lease payments                   $   13.1
--------------------------------------------------------------------------------

       Rent expense for fiscal 1999, fiscal 1998 and fiscal 1997 was $14.2 million, $14.3 million and $13.8 million, respectively.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


14. EMPLOYEE BENEFIT PLANS
Pension Plan - The Company has a qualified noncontributory defined benefit pension plan covering substantially all employees who are age 21 or older with one or more years of service. Pension benefits provided for certain union hourly employees are established pursuant to the collective bargaining agreements in effect with their respective unions. For hourly employees the normal retirement benefit is determined by multiplying years of benefit service by a dollar-amount benefit factor separately determined for each bargaining unit. For salaried employees, the plan generally provides a normal retirement benefit equal to the greater of the benefit accrued at June 30, 1987 or 1.0 percent of final average earnings (as defined) multiplied by years of credited service before January 1, 1994, plus 1.25 percent of final average earnings multiplied by years of credited service after December 31, 1993, less 1.0 percent of primary Social Security benefits for each year of credited service. The Company has a non-qualified excess benefit plan covering certain designated employees of the Company whose earned pension benefits would otherwise be restricted by maximum benefit limitations imposed by Internal Revenue Service regulations.

The components of net periodic pension cost for the defined benefit plan follow:

                                               Year Ended September 30,
                                       -----------------------------------------
IN MILLIONS                                 1999      1998         1997
--------------------------------------------------------------------------------
Service cost                             $    4.8   $    4.4     $    4.1
Interest cost                                11.0       11.0         10.5
Expected return on plan assets              (12.3)     (11.3)       (10.3)
Net amortization and deferral                 0.1        -           -
--------------------------------------------------------------------------------
 Net periodic pension cost               $    3.6   $    4.1     $    4.3
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (continued)
-------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

Assumptions used to develop the net periodic pension cost were:

                                                                           Year Ended September 30,
                                                              -----------------------------------------------
                                                                     1999             1998              1997
-------------------------------------------------------------------------------------------------------------
Discount rate                                                        7.00%            6.75%           7.50%
Expected rate of return on plan assets                               9.00%            9.00%           9.00%
Expected rate of salary increases                                    5.00%            5.00%           5.00%

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:

                                                                                        September 30,
                                                                             ------------------------------------
IN MILLIONS                                                                       1999              1998
---------------------------------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year                               $   163.2        $   146.3
Service cost                                                                          4.8              4.4
Interest cost                                                                        11.0             11.0
Plan amendments                                                                       0.6              1.8
Actuarial (gain) loss                                                                (2.9)            10.2
Benefits paid                                                                       (10.3)           (10.5)
---------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                                     $   166.4        $   163.2
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                                  $   173.4        $   154.1
Actual return                                                                         2.8             29.8
Benefits paid                                                                       (10.3)           (10.5)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                        $   165.9        $   173.4
---------------------------------------------------------------------------------------------------------------


The funded status of the plan and the amount reported in the Consolidated Balance Sheets as part of other long-term liabilities for the defined benefit plan follows:


                                                                                       September 30,
                                                                            -------------------------------------
IN MILLIONS                                                                        1999           1998
---------------------------------------------------------------------------------------------------------------
Funded status                                                                   $     0.5      $ (10.2)
Unrecognized net gain                                                                29.4         36.0
Unrecognized prior service cost                                                      (5.0)        (4.5)
---------------------------------------------------------------------------------------------------------------
 Accrued pension liability                                                      $    24.9      $  21.3
---------------------------------------------------------------------------------------------------------------

       The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA. Assets for the defined benefit plan are held in a retirement trust fund with investments primarily in common stock, corporate bonds and government securities.

       Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a director of the Company) and Warren J. Hayford (Former Vice Chairman and a director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992 and is currently receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering seven current or retired officers provides annual retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries



payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last ten years prior to retirement, less primary Social Security benefits and any amounts received under the Company's pension plan. Benefits are reduced for early retirement.

The components of net periodic pension cost for the supplemental executive retirement plans follow:


                                                              Year Ended September 30,
                                                       -------------------------------------
IN MILLIONS                                               1999           1998         1997
--------------------------------------------------------------------------------------------
Service cost                                            $   0.1        $   0.1      $   0.6
Interest cost                                               0.9            0.9          0.8
Net amortization and deferral                               0.2            0.2          0.2
--------------------------------------------------------------------------------------------
   Net periodic pension cost                            $   1.2        $   1.2      $   1.6
--------------------------------------------------------------------------------------------


Assumptions used to develop the net periodic pension cost were:

Discount rate                                           7.00%           6.75%         7.50%
Expected rate of salary increases                       5.00%           5.00%         5.00%

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:


                                                                   September 30,
                                                        ------------------------------------
IN MILLIONS                                                   1999              1998
------------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year          $    12.4        $    11.5
Service cost                                                     0.1              0.1
Interest cost                                                    0.9              0.9
Actuarial (gain) loss                                           (1.3)             0.2
Benefits paid                                                   (0.4)            (0.3)
------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                $    11.7        $    12.4
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year             $     -          $     -
Company contributions                                            0.4              0.3
Benefits paid                                                   (0.4)            (0.3)
------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                   $     -          $     -
------------------------------------------------------------------------------------------

The funded status of the plan and the amount reported in the Consolidated Balance Sheets for the supplemental executive retirement plans follows:

                                                                  September 30,
                                                       -----------------------------------
IN MILLIONS                                                  1999              1998
------------------------------------------------------------------------------------------
Funded status                                              $    11.7        $    12.4
Unrecognized net(loss)                                          (1.8)            (3.1)
Unrecognized prior service cost                                 (1.3)            (1.4)
------------------------------------------------------------------------------------------
Accrued pension liability                                  $     8.6        $     7.9
------------------------------------------------------------------------------------------

       The Company recorded, as part of Other comprehensive income, a minimum pension liability adjustment to stockholders' equity for $2.0 million, $(1.6) million and $(0.3) million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Funding for the supplemental executive retirement plan is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. All retirement payments for supplemental plans will be made from general corporate assets.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

       Post-retirement Benefits Plan - The Company has an obligation to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at four of its facilities.
       The net periodic post-retirement benefit cost was $0.3 million in fiscal 1999, and $0.4 million in both fiscal 1998 and fiscal 1997.

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:

                                                                                          September 30,
                                                                                 ------------------------------
IN MILLIONS                                                                        1999              1998
---------------------------------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year                                $     3.9         $     4.4
Interest cost                                                                          0.2               0.3
Actuarial (gain) loss                                                                 (0.5)                -
Benefits paid                                                                         (0.7)             (0.8)
---------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                                      $     2.9         $     3.9
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                                   $       -         $       -
Company contributions                                                                  0.7               0.8
Benefits paid                                                                         (0.7)             (0.8)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                         $       -         $       -
---------------------------------------------------------------------------------------------------------------

The funded status of the plans and the amounts reported on the Consolidated Balance Sheets for the post-retirement benefit plans follows:

                                                                                          September 30,
                                                                                 ------------------------------
IN MILLIONS                                                                        1999              1998
---------------------------------------------------------------------------------------------------------------
Funded status                                                                    $     2.9         $     3.9
Unrecognized net loss                                                                 (0.4)             (0.8)
---------------------------------------------------------------------------------------------------------------
   Accrued post-retirement benefit obligations                                   $     2.5         $     3.1
---------------------------------------------------------------------------------------------------------------

         The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligations at September 30, 1999 was 6.0 percent. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligations at September 30, 1998 was 7.0 percent decreasing 1.0 percent per year to an ultimate rate of 6.0 percent. The discount rate used to calculate the accumulated post-retirement benefit obligations at September 30, 1999 and 1998 was 7.00 percent and 6.75 percent, respectively. At September 30, 1999, a change of 1.0 percent per year would impact the accumulated post-retirement benefit obligation by $0.1 million and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by a de minimus amount.
       Savings Plan - The Company sponsors a defined contribution retirement savings plan (401k Plan) covering substantially all salaried employees of the Company subject to certain service requirements. The 401k Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. The Company contributes to each participant's plan account an amount equal to 100 percent of the participant's contribution up to a maximum of 5 percent of the participant's compensation. The Company's cost relating to the 401k Plan was $2.6 million in fiscal 1999 and $1.6 million in both fiscal 1998 and fiscal 1997. The Company's cost increased in fiscal 1999 primarily due to a plan amendment which increased the Company matching contributions to the plan.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

        15. COMMITMENTS AND CONTINGENCIES The Company has various agreements, which provide for the purchase of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage at market prices.
        The Company has a contract to sell a specified amount of electricity representing its cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company through 2013, subject to certain adjustments. The Company does not intend to terminate this contract, however, if terminated, penalties of approximately $6.8 million could be imposed against the Company.
        At September 30, 1999 the Company had an agreement to supply S&G Packaging at market prices approximately 112,000 tons per year of unbleached kraft paper. On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging from Smurfit-Stone. In connection with the acquisition, S&G Packaging entered into a paper supply agreement on October 28, 1999 to purchase at market prices 60,000 tons, 48,000 tons and 36,000 tons of kraft paper in fiscal 2000, fiscal 2001 and fiscal 2002 through fiscal 2004, respectively, from Smurfit-Stone.
        The Company has an agreement to purchase at market prices, through 2004, approximately 24,000 tons per year of corrugating medium from Newark Group Industries, Inc.
        The Company has an agreement to purchase at market prices, through 2000, approximately 18,000 tons per year of corrugating medium from Weyerhaeuser.
        The Company has an agreement to purchase at market prices, through 2000, approximately 50,000 tons per year of corrugating medium from Smurfit-Stone.
        The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:
        On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which have been consolidated in the Court of Chancery of the State of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's stockholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii) a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. Discovery is complete and the court has conditionally certified a class of holders of common stock as of June 12, 1995, and their successors in interest, transferees and assignees, immediate and remote (excluding defendants and any person, firm, trust, corporation or other entity related to the defendants). The Company has moved for summary judgment in its favor on all counts of the complaint. The Company believes that, after investigation of the facts, the allegations are without merit and is defending itself vigorously. Trial is scheduled to begin on February 14, 2000.
        On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits, which seek unspecified damages, allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining state law claims to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana state action.
       Under an agreed Case Management Order (CMO), all actions in Louisiana arising out of the October 23, 1995 explosion have been consolidated in the Twenty-Second Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants. The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical Corporation or the Company are named defendants in the CMP, as amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical Corporation or the Company, will be determined by the trial court after class certification issues are finally resolved.
     In November 1997, the Louisiana trial court certified these consolidated cases as a class action. The trial court certified, and the Court of Appeal and State Supreme Court upheld, a class consisting of allegedly injured parties in the City of Bogalusa and portions of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike counties in Mississippi. The trial court did not certify a single, mandatory class for punitive damages.
     Potential class members have received notice of the action and in the next few months will receive detailed proof of claim forms. No trial date has been set for these consolidated Louisiana actions. The Company and its subsidiary are vigorously contesting all claims.
     In addition, the Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999 and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant,

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the seventeen remaining plaintiffs whose claims went to the jury had suffered any damages. Consequently, no defendant was found liable, and no plaintiff was awarded any damages. Finally, the jury determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs have moved for a new trial or, alternatively, judgment notwithstanding the verdict. The trial court has ordered that the results of this trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages.
     The Company and Gaylord Chemical Corporation maintain $127 million of general liability insurance and filed separate suits seeking a declaratory judgment of coverage for the October 23, 1995 accident against their general liability and directors and officers liability insurance carriers. The carrier with the first layer of coverage under the general liability policies has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights.
     The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998 and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995 accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. On March 30, 1999, the trial court denied all the insurers' motions for a new trial. The eight insurers issuing policies where coverage was found have filed an appeal of the judgment with the Louisiana Court of Appeal. The Company and Gaylord Chemical Corporation have appealed that part of the judgment excluding coverage under one policy. Including coverage afforded by the settlement and by the trial court's decision, the Company and Gaylord Chemical Corporation have in excess of $110 million in insurance coverage for the October 23, 1995 accident.
     On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993 through November 30, 1995 the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. The Company has moved to dismiss the complaints. After investigation of the facts, the Company believes the allegations have no merit and is vigorously defending itself.
       The Company believes the outcome of such litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.
       Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments at September 30, is as follows:

                                                1999                        1998
                                       ------------------------------------------------------
                                                     ESTIMATED                    Estimated
                                       CARRYING           FAIR      Carrying           fair
IN MILLIONS                              AMOUNT          VALUE        amount          value
---------------------------------------------------------------------------------------------
Assets
     Cash and equivalents             $    10.4      $    10.4      $     5.7     $     5.7
     Trade receivables                    149.8          149.8          122.4         122.4
     Long-term notes receivable            11.4           11.9           11.9          12.3

Liabilities
     Trade payables                        56.2           56.2           42.3          42.3
     Senior and subordinated notes        675.0          619.1          675.0         500.0
     Capital lease obligations             13.1           13.1           17.6          17.6
     Other senior debt                    247.6          248.1          180.4         180.9

       Cash and equivalents, trade receivables, trade payables and capital lease obligations - The carrying amount of these items are a reasonable estimate of their fair value.
       Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers.
       Long-term notes receivable and other senior debt - Interest rates that are currently available to the Company for similar terms and remaining maturities are used to estimate fair value.
       The fair value estimates presented herein were based on pertinent information available to the Company at September 30, 1999 and 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
       The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

17. SUPPLEMENTAL CASH FLOW DISCLOSURES
The balance sheet effects of non-cash transactions which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures are as follows:

                                                                   Year Ended September 30,
                                                       ---------------------------------------------
IN MILLIONS                                                  1999             1998           1997
----------------------------------------------------------------------------------------------------
Cash paid for interest expense                             $  82.1          $  91.2        $   79.5
Cash paid (refund) for income taxes                              -             (5.2)            1.9
Supplemental schedule of non-cash
    Investing and financing activities:
       Property additions                                     14.7             10.2             2.4
       Increase in total debt                                 14.7             10.5             0.8
       Increase (decrease) in accrued
          and other liabilities                                  -             (0.3)            1.6
       Write-off of deferred financing fees                      -              8.0             2.8

18. EARNINGS PER SHARE
Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Year Ended September 30,
                                                             ---------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                              1999         1998          1997
----------------------------------------------------------------------------------------------------
Numerator:
   Net loss before extraordinary items                         $   (46.4)   $   (57.4)     $ (74.3)
   Extraordinary loss                                                -          (25.1)        (7.7)
----------------------------------------------------------------------------------------------------
   Net loss                                                    $   (46.4)   $   (82.5)     $ (82.0)
----------------------------------------------------------------------------------------------------

Denominator:
Basic:
   Weighted average common shares outstanding                       53.4         53.2         52.8
Diluted:
   Effect of dilutive securities:
     Employee and director stock options                             0.4          0.7          0.7
----------------------------------------------------------------------------------------------------
   Weighted average common and common share equivalents             53.8         53.9         53.5
----------------------------------------------------------------------------------------------------

Net loss per common share:
Basic and diluted (A):
   Net loss before extraordinary items                         $   (0.87)   $   (1.08)     $ (1.40)
   Extraordinary loss                                                 -         (0.47)       (0.15)
----------------------------------------------------------------------------------------------------
   Net loss                                                    $   (0.87)   $   (1.55)     $ (1.55)
----------------------------------------------------------------------------------------------------

(A) Basic and diluted loss per common share are equal due to the antidilutive effect of the common share equivalents.

19. BUSINESS SEGMENT
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", on October 1, 1998, and concluded that the Company is an integrated manufacturer of brown paper packaging products primarily engaged in one line of business. The Company produces and sells primarily brown paper packaging products, which include corrugated containers, corrugated sheets, containerboard, unbleached kraft paper and multiwall bags. Total revenues for the brown paper packaging segment (the Segment) were $853.5 million, $823.7 million and $739.7 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The Segment's net loss was $48.2 million, $85.6

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

million and $84.9 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The Segment's total assets were $981.1 million and $942.9 million at September 30, 1999 and September 30, 1998, respectively. The Segment represents substantially all of the Company's consolidated results of operations and financial position.
       The Company sells its products to thousands of customers with its largest customer, excluding sales to affiliates, accounting for approximately 2 percent of net sales in fiscal 1999 and 3 percent of net sales in both fiscal 1998 and fiscal 1997. The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $59.5 million, $64.5 million and $66.4 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

20. QUARTERLY DATA (UNAUDITED)

                                                                                   Quarter
                                                        --------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                         1st         2nd          3rd           4th        Year
----------------------------------------------------------------------------------------------------------------------
FISCAL 1999
Net sales                                               $  198.8      $201.0       $229.0       $  241.8   $  870.6
Gross margin                                                20.4        15.3         35.9           41.5      113.1
Net loss                                                   (15.1)      (19.3)        (8.0)          (4.0)     (46.4)
Net loss per common share:
   Basic and diluted:
    Net loss                                               (0.28)      (0.36)       (0.15)         (0.08)     (0.87)
Weighted average common shares
   outstanding                                              53.3        53.3         53.4           53.5       53.4
Common stock price (AMEX)          - High                  6 1/4     7 15/16        8 3/4        8 11/16      8 3/4
                                   - Low                   2 1/4       5 3/4       6 1/16         6 9/16      2 1/4
Warrant price (AMEX)               - High                  4 1/2     7 11/16            8          7 3/4          8
                                   - Low                   3 1/8      6 1/16        7 5/8          7 5/8      3 1/8




FISCAL 1998
Net sales                                                $ 197.6      $219.1       $212.1       $  213.8   $  842.6
Gross margin                                                11.5        21.6         23.3           28.2       84.6
Net Loss before extraordinary items                        (18.8)      (14.8)       (12.7)         (11.1)     (57.4)
Extraordinary loss (Note 2)                                    -       (23.9)        (1.2)             -      (25.1)
Net loss                                                   (18.8)      (38.7)       (13.9)         (11.1)     (82.5)
Net loss per common share:
   Basic and diluted:
     Loss before extraordinary items                       (0.35)      (0.28)       (0.24)         (0.21)     (1.08)
     Extraordinary loss                                        -       (0.45)       (0.02)             -      (0.47)
   Net loss                                                (0.35)      (0.73)       (0.26)         (0.21)     (1.55)
Weighted average common shares
   outstanding                                              53.0        53.1         53.2           53.3       53.2
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

                       Number and Description of Exhibit

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

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 2000 the sections therein captioned Director Nominees for Election at the 2000 Annual Meeting.


Item 11.        EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 2000 the sections therein captioned Executive Compensation and Employment Agreements.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 2000 the section therein captioned Information With Respect to Certain Stockholders.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 8, 2000 the section therein captioned Certain Transactions.


PART 4
--------------------------------------------------------------------------------
Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     a. Financial Statement Schedule. The following Financial Statement Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

     Description                                                         Page
     ------------------------------------------------------------------------
     II.  Valuation and Qualifying Accounts and Reserves                 58

     All other schedules have been omitted because the information is either not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under Item 8.

------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

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



                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

                       Number and Description of Exhibit
3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as of July 21, 1995, incorporated by reference to
              Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1995 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1995 Form 10-Q)

3.2(a) Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5, 1995 Form 8-K)

4.1(a) Amendment No. 1 to the Credit Agreement dated as of February 16, 1999 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the December 31, 1998 Form 10-Q

------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

4.2(a) Securities Purchase Agreement, dated as of February 13, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC, as Initial Purchasers, incorporated by reference to Exhibit 4.27 of the Company's Registration Statement on Form S-4 (No. 333-48495) filed under the Securities Act of 1933 as amended (the 1998 Debt Registration Statement)

4.3(a) Indenture dated February 23, 1998, among the Company and State Street Bank and Trust Company, as Trustee (including the forms of Series A and Series B 9 3/8% Senior Notes), incorporated by reference to Exhibit 4.28 of the 1998 Debt Registration Statement

4.4(a) Registration Rights Agreement dated as of February 23, 1998 among the Company, and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC with respect to the 9 3/8% Senior Notes due 2007, incorporated by reference to Exhibit 4.29 of the 1998 Debt Registration Statement

4.5(a) Indenture, dated as of February 23, 1998, among the Company and Chase Bank of Texas National Association with respect to the 9 7/8% Senior Subordinated Notes due 2008 (including the forms of Series A and Series B 9 7/8% Senior Subordinated Notes due 2008), incorporated by reference to Exhibit 4.30 of the 1998 Debt Registration Statement

4.6(a) Registration Rights Agreement, dated as of February 23, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC, with respect to the 9 7/8% Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.31 of the 1998 Debt Registration Statement

4.7(a) Credit Agreement dated as of June 19, 1998 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1998 filed under the Securities Exchange Act of 1934, as amended

4.8(a) Indenture dated as of June 12, 1997, among the Company and State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee, (including the forms of Series A and Series B
              9 3/4% Senior Notes), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (the 1997 Debt Registration Statement)

4.9(a) Registration Rights Agreement dated as of June 5, 1997 among the Company, BT Securities Corporation, Bear Stearns & Co. Inc. and Salomon Brothers Inc, incorporated by reference to Exhibit 4.7 of the 1997 Debt Registration Statement



                                       52
------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

4.10(a) Extension of Credit Agreement dated as of September 2, 1997 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.25 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1997, filed under the Securities Exchange Act of 1934, as amended

4.11(a) Amendment No. 1 to Receivables Purchase Agreement dated as of November 7, 1996 between the Company and Gaylord Receivables Corporation, incorporated by reference to Exhibit 3.16 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended (the 1996 Form 10-K)

4.12(a) Extension of Credit Agreement dated as of September 27, 1996 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.19 of the 1996 Form 10-K

4.13(a) Rights Agreement, dated June 12, 1995, between the Registrant and Harris Trust and Savings Bank as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto, as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July 5, 1995 Form 8-K

4.14(a) Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1993, filed under the Securities Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.15(a) Receivables Purchase Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K

4.16(a) Gaylord Receivables Master Pooling and Servicing Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.17(a) Revolving Credit Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation, the financial institutions signatory thereto and Harris Trust and Savings Bank as Facility Agent, incorporated by reference to Exhibit 4.16 of the 1993 Form 10-K

4.18(a) Security Agreement dated as of September 24, 1993 between Gaylord Receivables Corporation and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.17 of the 1993 Form 10-K

------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

4.19(a) Series 1993-1 A-RI Supplemental Issuance Agreement dated as of September 24, 1993 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended December 31, 1993, filed under the Securities Exchange Act of 1934, as amended

4.20(a) Specimen Certificate for the Class A Common Stock, par value $0.0001 per share, of the Registrant, incorporated by reference to
              Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934, as amended (October 30, 1992 Form 8-K)

4.21(a) Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to
              Exhibit 4.3 of the October 30, 1992 Form 8-K

4.22(a) Specimen Certificate for the Redeemable Exchangeable Warrants of the Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.23(a) Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.4 of the October 30, 1992 Form 8-K

10.1(b) Securities Purchase Agreement dated as of October 28, 1999 by and between the Registrant and Stone Container Corporation

10.2(b) Amended and Restated Supply Agreement as of October 28, 1999 by and among Stone Container Corporation, S&G Packaging Company, L.L.C. and the Registrant

10.3(b) Patent, Trademark and Trade Secret Assignment as of October 28, 1999 by and between Stone Container Corporation and S&G Packaging Company, L.L.C.

10.4(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc., amending the Bogalusa Roundwood Supply and Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant's Proxy Statement - Prospectus on Form S-4 (No. 33-41799) as amended, filed under the Securities Act of 1933, as amended (the 1991 Proxy Statement - Prospectus)

10.5(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Caveham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(i) of the 1991 Proxy Statement - Prospectus

10.6(a) Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22 of the Registrant's

------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

              Registration Statement on Form S-1 (No. 33-21227), as amended, filed under the Securities Act of 1933, as amended (the 1988 Debt Registration Statement)

10.7(a) Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.23 of the 1988 Debt Registration Statement

10.8(a) Bogalusa Hog Fuel Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

10.9(a) Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.10(a) Bogalusa Sawmill Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.11(a) Bogalusa Timberland Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.12(a) Transfer and Assumption Agreement by and between the Registrant and Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.13(a) Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to
              Exhibit 10.17 of the 1986 Debt Registration Statement

10.14(a) Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration Statement

10.15(a) Bogalusa Wood Chip Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

10.16(a) Indemnification Agreement by and between the Registrant, Crown Zellerbach Corporation and Cavenham Forest Industries, Inc. dated as of November 17, 1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration Statement

------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

10.17(a) Transaction Agreement by and between James River Corporation of Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

10.18(a) Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.19(a) Gaylord Container Corporation Supplemental Executive Retirement Plan as amended dated November 4, 1998, incorporated by reference to Exhibit 10.18 of the 1998 Form 10-K

10.20(a) Employment Letter Agreement by and between the Registrant and Daniel P. Casey, dated November 18, 1998, incorporated by reference to Exhibit 10.19 of the 1998 Form 10-K

10.21(a)      Employment Letter Agreement by and between the Registrant and Dale
              E. Stahl, dated November 18, 1998, incorporated by reference to
              Exhibit 10.20 of the 1998 Form 10-K

10.22(a) Employment Letter Agreement by and between the Registrant and Lawrence G. Rogna, dated November 18, 1998, incorporated by reference to Exhibit 10.21 of the 1998 Form 10-K

10.23(a) Gaylord Container Corporation 1997 Long-Term Incentive Equity Plan, incorporated by reference to Exhibit 28.1 of the Registrant Registration Statement on Form S-8 (No. 333-39809) filed under the Securities Act of 1933, as amended

10.24(a) Description of Gaylord Container Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (Amendment No. 3 to the 1997 Debt Registration Statement)

10.25(a) Gaylord Container Corporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the 1997 Debt Registration Statement

10.26(a) Employment Agreement by and between the Company and Marvin A. Pomerantz dated June 1, 1997, incorporated by reference to Exhibit
              10.18 of the 1997 Debt Registration Statement

10.27(a) Gaylord Container Corporation Shareholder Value Plan, incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual meeting held December 10, 1993

10.28(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.29(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit 10.26 of the 1989 Debt Registration Statement

------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

10.30(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.31(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to
              Exhibit 10.2 of the 1988 Debt Registration Statement

10.32(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.33(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

10.34(a) Gaylord Container Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1995, filed under the Securities Exchange Act of 1934, as amended

21.1(a)       Subsidiaries of the Registrant, incorporated by reference to
              Exhibit 21.1 of the Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended

23.1(b)       Consent of Deloitte & Touche LLP

24.1(b)       Power of Attorney

27.1(b)       Financial Data Schedule












                                       57
------------------------
(a) Incorporated by reference.
(b) Filed with this Form 10-K Report.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                  Additions        Additions
                                                   Balance at    charged to       charged to                         Balance
                                                    beginning     costs and            other                       at end of
In millions                                           of year      expenses         accounts       Deductions           year
-----------------------------------------------------------------------------------------------------------------------------
For the Year Ended September 30, 1997:
Allowance for accounts receivable                    $    6.9       $    21.9          $   -        $  (23.3)        $    5.5
-----------------------------------------------------------------------------------------------------------------------------

Reserves - asset write-down                          $   24.1       $     -            $  (9.0)     $   (3.6)        $   11.5
-----------------------------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments                $    1.2       $     -            $  (0.1)     $   (0.5)        $    0.6
-----------------------------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
     restructuring costs                             $    0.6       $     -            $   1.4      $   (0.8)        $    1.2
-----------------------------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                                           $    1.9       $     0.5          $  (1.5)     $    -           $    0.9
-----------------------------------------------------------------------------------------------------------------------------


For the Year Ended September 30, 1998:
Allowance for accounts receivable                    $    5.5       $     8.9          $   -        $   (8.0)        $    6.4
-----------------------------------------------------------------------------------------------------------------------------

Reserves - asset write-down                          $   11.5       $     -            $   -        $   (4.7)        $    6.8
-----------------------------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments                $    0.6       $     -            $   0.3      $   (0.2)        $    0.7
-----------------------------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
     restructuring costs                             $    1.2       $     -            $   -        $   (0.5)        $    0.7
-----------------------------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                                           $    0.9       $     -            $   -        $    -           $    0.9
-----------------------------------------------------------------------------------------------------------------------------


For the Year Ended September 30, 1999:
Allowance for accounts receivable                    $    6.4       $     9.0          $   -        $   (8.7)        $    6.7
-----------------------------------------------------------------------------------------------------------------------------

Reserves - asset write-down                          $    6.8       $     -            $  (0.8)     $   (3.8)        $    2.2
-----------------------------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments                $    0.7       $     -            $   -        $   (0.1)        $    0.6
-----------------------------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
     restructuring costs                             $    0.7       $     -            $   -        $   (0.5)        $    0.2
-----------------------------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
     adjustments - accrued restructuring
     costs                                           $    0.9       $     0.1          $   -        $    -           $    1.0
-----------------------------------------------------------------------------------------------------------------------------

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of December, 1999.
                                                   Gaylord Container Corporation

                                                         /s/ Marvin A. Pomerantz
                                                   -----------------------------
                                                             Marvin A. Pomerantz
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 16th day of December, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                                                  TITLE


/s/ Marvin A. Pomerantz           Chairman, Chief Executive Officer and Director
----------------------------                       (Principal Executive Officer)
Marvin A. Pomerantz


/s/ Daniel P. Casey                                     Executive Vice President
----------------------------                       (Principal Financial Officer)
Daniel P. Casey


/s/ Jeffrey B. Park                          Vice President-Corporate Controller
----------------------------                      (Principal Accounting Officer)
Jeffrey B. Park



/s/ Mary Sue Coleman                                                    Director
----------------------------
Mary Sue Coleman*



/s/ Harve A. Ferrill                                                    Director
----------------------------
Harve A. Ferrill*



/s/ John E. Goodenow                                                    Director
----------------------------
John E. Goodenow*



/s/ David B. Hawkins                                                    Director
----------------------------
David B. Hawkins*



/s/ Warren J. Hayford                                                   Director
----------------------------
Warren J. Hayford*



/s/ Charles S. Johnson                                                  Director
----------------------------
Charles S. Johnson*



/s/ Jerry W. Kolb                                                       Director
----------------------------
Jerry W. Kolb*



/s/ Ralph L. MacDonald Jr.                                              Director
----------------------------
Ralph L. MacDonald Jr.*



/s/ Thomas H. Stoner                                                    Director
----------------------------
Thomas H. Stoner*

*By Daniel P. Casey, Attorney-in-fact