Form 10-Q
period 1999-12-31
GAYLORD CONTAINER CORP /DE/
filed 2000-02-11
CIK 812700

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to        to

        For Quarter Ended December 31, 1999 Commission file number 1-9915

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of February 7, 2000, the registrant had outstanding 53,750,363 shares of its $0.0001 par value Class A Common Stock (including 1,050,179 shares held in trust for the benefit of the warrant holders) and 1,050,179 redeemable exchangeable warrants to obtain Class A Common Stock.

                                                                   PAGE
PART I.        FINANCIAL INFORMATION                              NUMBERS
-------        ---------------------                              -------

Item 1.        Financial Statements                               1 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations      9 - 15

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings                                    16

Item 2.        Changes in Securities                                16

Item 3.        Defaults Upon Senior Securities                      16

Item 4.        Submission of Matters to a Vote of Security
               Holders                                              16

Item 5.        Other Information                                    16

Item 6.        Exhibits and Reports on Form 8-K                     16


SIGNATURES                                                          17
----------


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------------------------
                                                                     DECEMBER 31,            SEPTEMBER 30,

                                                                        1999                      1999
ASSETS                                                                         (In millions)
CURRENT ASSETS:
    Cash and equivalents                                             $    16.3                  $    10.4
    Trade receivables (less allowances of $9.4 million and $6.7
      million, respectively)                                             150.9                      149.8
    Inventories (Note 2)                                                 118.9                       67.1
    Other current assets                                                  17.5                       12.8
                                                                     ---------                  ---------
        Total current assets                                             303.6                      240.1
                                                                     ---------                  ---------
PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment, at cost                             1,175.4                    1,119.3
    Less accumulated depreciation                                       (586.1)                    (560.4)
                                                                     ---------                  ---------
        Property - net                                                   589.3                      558.9
                                                                     ---------                  ---------
DEFERRED INCOME TAXES                                                    150.3                      150.3

OTHER ASSETS                                                              54.6                       68.7
                                                                     ---------                  ---------
        TOTAL                                                        $ 1,097.8                  $ 1,018.0
                                                                     =========                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                             $    11.7                  $    10.9
    Trade payables                                                        76.2                       56.2
    Accrued interest payable                                              12.4                       16.2
    Accrued and other liabilities                                         83.7                       61.1
                                                                     ---------                  ---------
        Total current liabilities                                        184.0                      144.4
                                                                     ---------                  ---------
LONG-TERM DEBT                                                           958.2                      924.8

OTHER LONG-TERM LIABILITIES                                               45.2                       39.6

COMMITMENTS AND CONTINGENCIES (Note 3)                                       -                          -

STOCKHOLDERS' EQUITY (DEFICIT):

    Class A common stock - par value, $0.0001 per share;
      authorized 125,000,000 shares; issued 55,200,909 shares
      and 54,991,409 shares, respectively, and outstanding
      53,744,338 shares and 53,523,443 shares, respectively                  -                          -
    Capital in excess of par value                                       178.4                      178.2
    Accumulated deficit                                                 (256.1)                    (257.0)
    Common stock in treasury - at cost; 1,456,571 shares and
      1,467,966 shares, respectively                                     (10.8)                     (10.9)
    Accumulated other comprehensive income (loss):
      Minimum pension liability                                           (1.1)                      (1.1)
                                                                     ---------                  ---------
    Total stockholders' equity (deficit)                                 (89.6)                     (90.8)
                                                                     ---------                  ---------
        TOTAL                                                        $ 1,097.8                  $ 1,018.0
                                                                     =========                  =========

See notes to condensed consolidated financial statements.

                                                             1


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998 (In millions, except per share data)
--------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED DECEMBER 31,
                                                            --------------------------------------

                                                               1999                         1998
                                                            ---------                    ---------
NET SALES                                                   $   279.6                    $   198.8
COST OF GOODS SOLD                                              230.2                        178.4
                                                            ---------                    ---------
GROSS MARGIN                                                     49.4                         20.4
SELLING AND ADMINISTRATIVE COSTS                                (26.5)                       (23.5)
                                                            ---------                    ---------
OPERATING INCOME (LOSS)                                          22.9                         (3.1)
INTEREST EXPENSE - Net                                          (22.1)                       (20.6)
OTHER INCOME (EXPENSE) - Net                                      0.6                         (0.8)
                                                            ---------                    ---------
INCOME (LOSS) BEFORE TAXES                                        1.4                        (24.5)
INCOME TAX (EXPENSE) BENEFIT                                     (0.5)                         9.4
                                                            ---------                    ---------
NET INCOME (LOSS)                                                 0.9                    $   (15.1)
                                                                                         =========
ACCUMULATED DEFICIT:
 Beginning of period                                           (257.0)
                                                            ---------
 End of period                                              $  (256.1)
                                                            =========
INCOME (LOSS) PER COMMON SHARE:
 Basic                                                      $    0.02                    $   (0.28)
                                                            =========                    =========
 Diluted                                                    $    0.02                    $    N/A
                                                            =========                    =========
WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     53.7                         53.3

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                          0.3                          0.2
                                                            ---------                    ---------
Weighted average common and common
  share equivalents                                              54.0                         53.5
                                                            =========                    =========

See notes to condensed consolidated financial statements.
                                                             2

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998
---------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                    1999                      1998
                                                                 --------                  --------
                                                                            (In millions)

CASH FLOWS FROM OPERATIONS:
     Net income (loss)                                           $    0.9                  $  (15.1)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operations:
         Depreciation and amortization                               13.3                      15.3
         Deferred tax benefit                                         0.5                      (9.5)
         Change in current assets and liabilities, excluding
           acquisitions and dispositions                             (1.4)                     (0.1)
         Other - net                                                 (1.7)                      1.3
                                                                 --------                  --------
Net cash provided by (used for) operations                           11.6                      (8.1)
                                                                 --------                  --------
CASH FLOWS FROM INVESTMENTS:
     Capital expenditures                                            (8.3)                     (4.3)
     Capitalized interest                                            (0.1)                     (0.4)
     Acquisition of S&G Packaging - net                               1.4                         -
     Other investments - net                                         (0.5)                     (1.1)
                                                                 --------                  --------
Net cash used for investments                                        (7.5)                     (5.8)
                                                                 --------                  --------
CASH FLOWS FROM FINANCING:
     Senior debt - repayments                                        (3.3)                     (1.9)
     Revolving credit agreement borrowings - net                     37.5                      21.5
     Repayment of S&G Packaging revolving credit loan               (32.6)                        -
     Other financing - net                                            0.2                       0.1
                                                                 --------                  --------
Net cash provided by financing                                        1.8                      19.7
                                                                 --------                  --------
Net increase in cash and equivalents                                  5.9                       5.8

Cash and equivalents, beginning of period                            10.4                       5.7
                                                                 --------                  --------

Cash and equivalents, end of period                              $   16.3                  $   11.5
                                                                 ========                  ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for:
     Interest                                                    $   24.9                  $   24.3
                                                                 ========                  ========
     Income taxes                                                $      -                  $      -
                                                                 ========                  ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Property additions                                          $      -                  $    5.6
                                                                 ========                  ========
     Increase (decrease) in accrued & other liabilities          $      -                  $    5.6
                                                                 ========                  ========
Acquisition of S&G Packaging:
     Inventories                                                 $   28.7                  $      -
                                                                 ========                  ========
     Property additions                                          $   35.1                  $      -
                                                                 ========                  ========
     Other assets                                                $   15.1                  $      -
                                                                 ========                  ========
     Trade payables, accrued and other liabilities               $   47.7                  $      -
                                                                 ========                  ========
     Total debt assumed before repayment                         $   32.6                  $      -
                                                                 ========                  ========
See notes to condensed consolidated financial statements.
                                                             3

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1. GENERAL
   -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999 and 1998, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1999.

2.  INVENTORIES                                             DECEMBER 31,            SEPTEMBER 30,
    -----------                                                 1999                     1999
                                                             ----------               ----------
                                                                       (In millions)

Inventories consist of:

Finished products                                            $     21.9               $      9.1
In process                                                         80.3                     42.7
Raw materials                                                       9.8                      9.0
Supplies                                                           16.0                     15.0
                                                             ----------               ----------
                                                                  128.0                     75.8
LIFO valuation adjustment                                          (9.1)                    (8.7)
                                                             ----------               ----------
         Total                                               $    118.9               $     67.1
                                                             ==========               ==========

3.  CONTINGENCIES
    -------------

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which were consolidated in the Court of Chancery of the State of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's stockholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii) a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors at the expense of stockholders who otherwise would have been able to take advantage of a sale of the Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. The court certified a class of holders of common stock as of June 12, 1995, and their successors in interest, transferees and assignees, immediate and remote (excluding defendants and any person, firm, trust, corporation or other entity related to the defendants). On January 26, 2000, the Chancery Court granted defendants' motion for summary judgment on both counts and dismissed the class action in its entirety. Plaintiffs have 30 days to file an appeal of the decision. If an appeal is filed, the Company will continue to defend itself vigorously.

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

Under an agreed Case Management Order (CMO), all actions in Louisiana arising out of the October 23, 1995 explosion have been consolidated in the Twenty-Second Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants. The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical Corporation or the Company are named defendants in the CMP, as amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical Corporation and the Company, will be determined by the trial court after class certification issues are finally resolved.

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

In September 1999, potential class members received notice of the action and in the next few months will receive detailed proof of claim forms, which must be completed by May 5, 2000. A total of 3,978 persons have "opted out" of the Louisiana class action. Of those, 3,888 have claims pending in the related Mississippi tort litigation described below. No trial date has been set for these consolidated Louisiana actions. The Company and its subsidiary are vigorously contesting all claims.

The Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi state court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purported to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 explosion. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999 and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg
Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages. Consequently, no defendant was found liable, and no plaintiff was awarded any damages. Finally, the jury determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motion for a new trial or, alternatively, judgment notwithstanding the verdict was denied on November 16, 1999. Plaintiffs did not appeal the verdict or the trial court's post-trial rulings. The trial court has ordered that the results of this trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
----------------------------------------------------------------

4.  ACQUISITION OF S&G PACKAGING COMPANY L.L.C.
    -------------------------------------------

On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging Company L.L.C. (S&G Packaging) it did not already own from
Smurfit-Stone Container Corporation (Smurfit-Stone). S&G Packaging is the largest U.S. producer of retail paper grocery sacks and bags, consisting of six converting plants with annual sales of approximately $250 million. In connection with this transaction, the Company paid to Smurfit-Stone $0.5 million for its 65 percent interest and repaid through borrowings on its revolver, $32.6 million outstanding on S&G Packaging's revolving loan facility, which was then terminated. In addition, Smurfit-Stone forgave $4.0 million of its trade receivable for kraft paper sold to S&G Packaging. S&G Packaging also entered into a paper supply agreement to purchase at market prices 60,000 tons and 48,000 tons of kraft paper in fiscal 2000 and fiscal 2001, respectively, and 36,000 tons each year in fiscal 2002 through 2004, from Smurfit-Stone.

The Company has accounted for this transaction as a purchase business combination. Beginning on November 1, 1999, the operating results of S&G Packaging have been fully consolidated with the Company's Results of Operations. Prior to November 1, 1999, the Company accounted for S&G Packaging under the equity method and recognized its proportionate share of earnings, net of amortization of goodwill, in Other Income (Expense) - Net. The integration of S&G Packaging's corporate functions with the Company is ongoing. This integration will provide cost savings by eliminating duplicative functions including S&G Packaging's corporate headquarters facility. In addition, the Company announced on January 7, 2000 that it will close the S&G Packaging facility in Yulee, Florida to better align capacity with customer needs. The Company has allocated approximately $4.4 million of the acquisition cost to purchase accounting reserves primarily relating to severance and closure costs. The majority of these costs will be expended over the next 12 months. The Company will continue to evaluate its purchase accounting reserves for severance and closure costs and the appropriateness of its purchase price allocation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
First Quarter of Fiscal 2000 Compared with First Quarter of Fiscal 1999

Net sales for the first quarter of fiscal 2000 were $279.6 million compared to net sales of $198.8 million for the first quarter of fiscal 1999. Operating income for the current quarter was $22.9 million compared to an operating loss of $3.1 million for the year-ago quarter. Net income for the current quarter totaled $0.9 million, or $0.02 per basic and diluted common share, compared to a net loss of $15.1 million, or $0.28 per basic common share, for the year-ago quarter.

On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging Company L.L.C. (S&G Packaging) it did not already own from Smurfit-Stone Container Corporation. The operating results of S&G Packaging have been fully consolidated with the Company's Results of Operations beginning on November 1, 1999. The Company accounted for S&G Packaging prior to November 1, 1999, under the equity method of accounting and recognized its proportionate share of earnings, net of amortization of goodwill, in Other Income (Expense) - Net.

In the first quarter of fiscal 2000, sales increased approximately $50 million due to higher volume, primarily as a result of the S&G Packaging acquisition and increased volume in the corrugated converting facilities. Higher average net selling prices contributed approximately $31 million in the quarter-over-quarter comparison.

Gross margin for the first quarter of fiscal 2000 increased to $49.4 million from $20.4 million in the prior-year quarter primarily due to higher average net selling prices ($31 million) and higher volume ($8 million) offset somewhat by higher fiber costs ($9 million).

Corrugated shipments increased approximately 6 percent in the first quarter of fiscal 2000 to 3.8 billion square feet compared to 3.6 billion square feet in the year-ago quarter, primarily as a result of increased demand. Industrial and retail bag shipments increased to 63 thousand tons during the first quarter of fiscal 2000 from 13 thousand tons in the prior-year quarter primarily due to the inclusion of shipments by S&G Packaging in the last two months of the first quarter of fiscal 2000. Total mill production increased approximately 4 percent to 4,432 tons per day (TPD, calculated on the basis of the number of days in the period) during the first quarter of fiscal 2000 compared to 4,272 TPD in the prior-year quarter. Quarter-over-quarter, containerboard and unbleached kraft paper production increased approximately 3 percent to 3,644 TPD from 3,542 TPD and 8 percent to 788 TPD from 730 TPD, respectively, over the prior-year.

Average net selling prices increased for corrugated products and multiwall bags by approximately 14 percent and 3 percent, respectively, in the first quarter of fiscal 2000 compared with the prior-year quarter. Average net selling prices increased for the Company's domestic linerboard, export linerboard and unbleached kraft paper approximately 45 percent, 23 percent and 26 percent, respectively, in the first quarter of fiscal 2000 compared to the same quarter in the prior year.

Fiber costs increased due to higher average delivered costs for recycled fiber, which consists primarily of old corrugated containers (OCC) and double lined kraft (DLK) clippings. The average delivered cost for OCC and DLK increased approximately 68 percent and 103 percent, respectively, while the average delivered cost for wood chips decreased approximately 4 percent in quarter-over-quarter comparison.

Selling and administrative costs were $26.5 million for the current quarter compared to $23.5 million for the year-ago period. This increase is due primarily to selling and administrative costs associated with S&G Packaging.

Net interest expense increased to $22.1 million in the first quarter of fiscal 2000 from $20.6 million in the prior-year quarter due primarily to higher average debt levels. The higher average debt levels are due in part to the assumption of $32.6 million of debt as a result of the acquisition of the remaining 65 percent of S&G Packaging during the current quarter.

In the first quarter of fiscal 2000, the Company recognized a tax provision of $0.5 million compared to a tax benefit of $9.4 million in the prior-year quarter. The effective tax rate was 38 percent in both the first quarter of fiscal 2000 and in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
General

The Company has historically financed its operations from cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt. The Company is prohibited from paying dividends and making purchases of additional common stock by the terms of its bank credit agreement and public debt securities.

Net cash provided by operations for the first quarter of fiscal 2000 was $11.6 million, compared with net cash used by operations of $8.1 million for the year-ago period. The improvement was primarily due to improved operating results in the period-over-period comparison.

Cash flows used for investing activities increased in the first quarter of fiscal 2000 to $7.5 million from $5.8 million in the year-ago quarter primarily due to a $4.0 million increase in capital expenditures in the first quarter of fiscal 2000 compared to the year-ago quarter, offset in part by the net cash received in conjunction with the S&G Packaging acquisition. In the first quarter of fiscal 1999, the Company incurred a $5.6 million liability for costs associated with a capital project, that was subsequently financed in fiscal 1999 through a secured debt obligation.

Cash flows from financing activities decreased to $1.8 million in the first quarter of fiscal 2000 from $19.7 million in the year-ago quarter. Financing activities in the fiscal 2000 quarter included the repayment of $32.6 million of S&G Packaging's revolving loan facility.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. In the first quarter of fiscal 2000, the Company incurred approximately $0.5 million of costs for demolition and maintenance of the East Mill. Such costs were net of proceeds from the sale of scrap. At December 31, 1999, approximately $0.6 million of spending remained to complete the demolition work. Management expects to complete the remaining demolition during fiscal 2000. At December 31, 1999, the balance sheet reserve for demolition was approximately $0.6 million and the net book value of the East Mill was $10.5 million.

Liquidity

At December 31, 1999, the Company had cash and equivalents of $16.3 million, an increase of $5.9 million from September 30, 1999, as cash provided by operating and financing activities exceeded cash used for investments. Total debt increased $34.2 million to $969.9 million at December 31, 1999 from $935.7 million at September 30, 1999 as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to the repayment of the S&G
Packaging revolving loan facility. At December 31, 1999, the Company had approximately $133 million of borrowings outstanding, and approximately $107 million of credit available under the revolving portions of its credit agreements.

At December 31, 1999, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $193.6 million, an increase of $32.9 million from September 30, 1999, primarily due to primary working capital acquired in the S&G Packaging acquisition.

Consolidation among major containerboard industry producers during the past 12 to 24 months has resulted in the "mothballing" of approximately 5 percent of the domestic containerboard capacity. This rationalization, combined with limited new containerboard capacity additions and stable domestic demand growth, has resulted in relatively balanced industry supply/demand conditions. Published industry prices for linerboard and kraft paper remained unchanged at December 1999 compared to September 1999. Because of continuing strong market conditions, the Company has announced price increases of $50 per ton for linerboard and grocery bag paper effective February 1, 2000 and multiwall bag paper effective March 1, 2000. In addition, the Company has announced a minimum of a 12 percent increase in corrugated products effective March 1, 2000.

The Company's average delivered cost of DLK and wood chips were relatively unchanged from fourth quarter fiscal 1999 levels while average delivered OCC prices decreased approximately 8 percent in the first quarter of fiscal 2000 compared to fourth quarter fiscal 1999. However, in February 2000, published prices for recycled fiber increased approximately 10 percent to 35 percent. Fiber markets are difficult to predict; thus there can be no assurance of the future direction of wood chip, OCC and DLK prices.

Based on current prices for converted products (before the announced February/March price increases), current raw material costs and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is product price improvement beyond current levels for converted products, however, the Company will need to seek additional covenant modifications to its bank credit agreement by the end of December 2000 to maintain continued access to its liquidity.

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

Following the end of the Company's fiscal year in September 1999, and the calendar year in December 1999, the Company experienced no major incidents related to the Year 2000 Issue.

The Company incurred approximately $5.0 million to correct potential problems related to the Year 2000 Issue. The Company funded its Year 2000 effort with cash from operations and borrowings under its revolving credit agreements.

IT systems were verified for accuracy across the Year 2000 boundary as well as other special calendar date situations. A national consulting firm specializing in Year 2000 issues assisted the Company throughout the planning process and was retained to assist in the Year 2000 verification testing. The testing approach employed was intended to identify all potential problems with processing the Year 2000. It is impractical to assure that all potential problems were identified during these testing procedures. Therefore, the Company may experience limited problems into Year 2000. The IT staff, with the assistance of designated outside vendor support, is prepared to react and correct these problems in a timely fashion, as it does with problems that occur in the normal course of business.

A consulting firm specializing in industrial controls developed an equipment inventory and assisted in the validation of equipment compliance for certain non-IT systems at the Company's paper mills. At its other facilities, internal resources, both operational and IT staff, were used to inventory and to validate the non-IT systems. All business critical non-IT systems used in the manufacturing and conversion processes have been remediated, verified, and are operating properly in Year 2000.

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

The Company experienced no unplanned downtime of production facilities as a result of Year 2000. Contingency plans have been developed to respond to any system incidents. Any system failure which results in a business disruption is expected to be handled in a timely fashion, as would any normal day-to-day failures. These potential disruptions are not expected to result in a material adverse impact on the Company's results of operations, financial position or cash flow.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

              On February 8, 2000, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's ten directors were re-elected by the following vote:

                                            For                      Withheld
                                        ----------                   --------
              Mary Sue Coleman          51,191,079                    428,610
              Harve A. Ferrill          51,203,949                    415,730
              John E. Goodenow          51,205,449                    414,230
              David B. Hawkins          51,205,249                    414,430
              Warren J. Hayford         51,296,899                    322,780
              Charles S. Johnson        47,615,660                  4,004,029
              Jerry W. Kolb             51,195,349                    424,330
              Ralph L. MacDonald Jr.    51,205,449                    414,230
              Marvin A. Pomerantz       51,302,668                    317,021
              Thomas H. Stoner          51,204,349                    415,330

An increase of 1,500,000 shares available under the Company's 1997 Long-Term Equity Incentive Plan was approved by a vote of 31,915,966 for; 19,725,899 against; 61,153 withheld.

The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 2000 was ratified by a vote of 51,614,741 for; 69,071 against; 19,205 withheld.

Item 5.  Other Information.

              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

              Number and Description of Exhibit
              ---------------------------------

              a) 27.1(a) Financial Data Schedule

              b) No  reports  on Form  8-K  were  filed  for the  quarter  ended
                 December 31, 1999
                 ------------------

                 (a) Filed with this Quarterly Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GAYLORD CONTAINER CORPORATION

Date:  February 11, 2000                    /s/ Marvin A. Pomerantz
                                           -------------------------------
                                           Marvin A. Pomerantz
                                           Chairman and Chief Executive Officer


Date:  February 11, 2000                   /s/ Jeffrey B. Park
                                           --------------------------------
                                           Jeffrey B. Park
                                           Vice President-Controller
                                           (Principal Accounting Officer)