Form 10-Q
period 2000-03-31
GAYLORD CONTAINER CORP /DE/
filed 2000-05-12
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

                        For Quarter Ended March 31, 2000

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

         As of May 8, 2000, the registrant had outstanding 55,213,010 shares of its $0.0001 par value Class A Common Stock (including 1,022,835 shares held in trust for the benefit of the warrant holders) and 1,022,835 redeemable exchangeable warrants to obtain Class A Common Stock.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

                                                                   PAGE
PART I.   FINANCIAL INFORMATION                                   NUMBERS

Item 1.   Financial Statements                                     1 - 10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           11 - 18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         19

Item 2.   Changes in Securities                                     19

Item 3.   Defaults Upon Senior Securities                           19

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                   19

Item 5.   Other Information                                         19

Item 6.   Exhibits and Reports on Form 8-K                          20


SIGNATURES                                                          21

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND SEPTEMBER 30, 1999

                                                           MARCH 31,   SEPTEMBER 30,
                                                             2000         1999
                                                          ----------   -------------
ASSETS                                                            (In millions)
------
CURRENT ASSETS:
    Cash and equivalents                                  $     11.4   $     10.4
    Trade receivables (less allowances of $7.8
      million and $6.7 million, respectively)                  156.9        149.8
    Inventories (Note 2)                                       116.8         67.1
    Other current assets                                        21.2         12.8
                                                          ----------   ----------
        Total current assets                                   306.3        240.1
                                                          ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                   1,184.2      1,119.3
    Less accumulated depreciation                             (596.7)      (560.4)
                                                          ----------   ----------
        Property - net                                         587.5        558.9
                                                          ----------   ----------

DEFERRED INCOME TAXES                                          151.9        150.3

OTHER ASSETS                                                    54.7         68.7
                                                          ----------   ----------
        TOTAL                                             $  1,100.4   $  1,018.0
                                                          ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                  $     11.7   $     10.9
    Trade payables                                              70.1         56.2
    Accrued interest payable                                    17.4         16.2
    Accrued and other liabilities                               79.8         61.1
                                                          ----------   ----------
        Total current liabilities                              179.0        144.4
                                                          ----------   ----------

LONG-TERM DEBT                                                 965.2        924.8

OTHER LONG-TERM LIABILITIES                                     48.9         39.6

COMMITMENTS AND CONTINGENCIES (Note 3)                          --           --

STOCKHOLDERS' EQUITY (DEFICIT):
    Class A common stock - par value, $0.0001
      per share; authorized 125,000,000 shares;
      issued 55,204,676 shares and 54,991,409
      shares, respectively, and outstanding
      53,761,018 shares and 53,523,443 shares,
      respectively                                              --           --
    Capital in excess of par value                             178.6        178.2
    Accumulated deficit                                       (259.5)      (257.0)
    Common stock in treasury - at cost;
      1,443,658 shares and 1,467,966 shares,
      respectively                                             (10.7)       (10.9)
    Accumulated other comprehensive income (loss):
      Minimum pension liability                                 (1.1)        (1.1)
                                                          ----------   ----------
    Total stockholders' equity (deficit)                       (92.7)       (90.8)
                                                          ----------   ----------
        TOTAL                                             $  1,100.4   $  1,018.0
                                                          ==========   ==========

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999 (In millions, except per share data)
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2000         1999
                                                      ----         ----

NET SALES                                           $   291.2    $   201.0
COST OF GOODS SOLD                                      245.1        185.7
                                                    ---------    ---------
GROSS MARGIN                                             46.1         15.3
SELLING AND ADMINISTRATIVE COSTS                        (28.9)       (24.8)
                                                    ---------    ---------
OPERATING INCOME (LOSS)                                  17.2         (9.5)
INTEREST EXPENSE - Net                                  (23.0)       (21.5)
OTHER INCOME (EXPENSE) - Net                              0.4         (0.2)
                                                    ---------    ---------
LOSS BEFORE TAXES                                        (5.4)       (31.2)
INCOME TAX BENEFIT                                        2.0         11.9
                                                    ---------    ---------
NET LOSS                                                 (3.4)   $   (19.3)
                                                                 =========

ACCUMULATED DEFICIT:
 Beginning of period                                    256.1
                                                    ---------
 End of period                                      $   259.5
                                                    =========

INCOME (LOSS) PER COMMON SHARE:
 Basic                                              $   (0.06)   $   (0.36)
                                                    =========    =========
 Diluted (A)                                              N/A          N/A
                                                    =========    =========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                         53.8         53.3


 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock
     options                                              0.3          0.5
                                                    ---------    ---------
Weighted average common and common
  share equivalents                                      54.1         53.8
                                                    =========    =========

(A) Not presented where the effect of potential shares is antidilutive.

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
MARCH 31, 2000 AND 1999 (In millions, except per share data)
--------------------------------------------------------------------------------

                                                  SIX MONTHS ENDED MARCH 31,
                                                  --------------------------
                                                     2000           1999
                                                     ----           ----

NET SALES                                         $   570.8      $   399.8
COST OF GOODS SOLD                                    475.3          364.1
                                                  ---------      ---------
GROSS MARGIN                                           95.5           35.7
SELLING AND ADMINISTRATIVE COSTS                      (55.4)         (48.3)
                                                  ---------      ---------
OPERATING INCOME (LOSS)                                40.1          (12.6)
INTEREST EXPENSE - Net                                (45.1)         (42.1)
OTHER INCOME (EXPENSE) - Net                            1.0           (1.0)
                                                  ---------      ---------
LOSS BEFORE TAXES                                      (4.0)         (55.7)
INCOME TAX BENEFIT                                      1.5           21.3
                                                  ---------      ---------
NET LOSS                                               (2.5)     $   (34.4)
                                                                 =========

ACCUMULATED DEFICIT:
 Beginning of period                                  257.0
                                                  ---------
 End of period                                    $   259.5
                                                  =========

LOSS PER COMMON SHARE:
 Basic                                            $   (0.05)     $   (0.64)
                                                  =========      =========
 Diluted (A)                                         N/A            N/A
                                                  =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS

 BASIC:
  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING
                                                       53.7           53.3

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock
     options                                            0.4            0.4
                                                  ---------      ---------

Weighted average common and common share
  equivalents                                          54.1           53.7
                                                  =========      =========


(A) Not presented where the effect of potential shares is antidilutive.

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED MARCH 31,
                                                                      --------------------------

                                                                     2000                    1999
                                                                     ----                    ----
                                                                            (In millions)
CASH FLOWS FROM OPERATIONS:
     Net loss                                                     $    (2.5)              $   (34.4)
     Adjustments to reconcile net loss to net
       cash provided by (used for) operations:
         Depreciation and amortization                                 27.0                    28.0
         Deferred tax benefit                                          (1.6)                  (21.5)
         Change in current assets and
          liabilities, excluding acquisitions
          and dispositions                                            (13.3)                    7.0
         Other - net                                                    1.5                    (0.4)
                                                                  ---------               ---------
Net cash provided by (used for) operations                             11.1                   (21.3)
                                                                  ---------               ---------

CASH FLOWS FROM INVESTMENTS:
     Capital expenditures                                             (19.9)                   (9.0)
     Capitalized interest                                              (0.2)                   (0.5)
     Acquisition of S&G Packaging - net                                 1.4                       -
     Other investments - net                                           (0.3)                   (1.5)
                                                                  ---------               ---------
Net cash used for investments                                         (19.0)                  (11.0)
                                                                  ---------               ---------

CASH FLOWS FROM FINANCING:
     Senior debt - repayments                                          (5.7)                   (3.9)
     Revolving credit agreement borrowings - net                       46.0                    41.0
     Repayment of S&G Packaging revolving
      credit loan                                                     (32.6)                      -
     Other financing - net                                              1.2                    (0.7)
                                                                  ---------               ---------
Net cash provided by financing                                          8.9                    36.4
                                                                  ---------               ---------

Net increase in cash and equivalents                                    1.0                     4.1
Cash and equivalents, beginning of period                              10.4                     5.7
                                                                  ---------               ---------

Cash and equivalents, end of period                               $    11.4               $     9.8
                                                                  =========               =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
     Interest                                                     $    43.5               $    40.7
                                                                  =========               =========

     Income taxes                                                 $       -               $       -
                                                                  =========               =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Property additions                                           $       -               $    11.1
                                                                  =========               =========

     Increase in accrued and other liabilities                    $       -               $    11.1
                                                                  =========               =========

Acquisition of S&G Packaging:
     Inventories                                                  $    28.7               $       -
                                                                  =========               =========

     Property additions                                           $    35.2               $       -
                                                                  =========               =========

     Other assets                                                 $    15.1               $       -
                                                                  =========               =========

     Trade payables, accrued and other liabilities                $    47.8               $       -
                                                                  =========               =========

     Total debt assumed before repayment                          $    32.6               $       -
                                                                  =========               =========


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months and six months ended March 31, 2000 and 1999, and cash flows for the six months ended March 31, 2000 and 1999, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1999. For the three months and six months ended March 31, 2000 and 1999, comprehensive loss is equal to net loss.

2. INVENTORIES                             MARCH 31,           SEPTEMBER 30,
                                             2000                  1999
                                          ----------           ------------
                                                     (In millions)
Inventories consist of:

Finished products                         $     35.1            $      9.1
Work in process                                 63.2                  42.7
Raw materials                                   12.5                   9.0
Supplies                                        16.3                  15.0
                                          ----------            ----------
                                               127.1                  75.8
LIFO valuation adjustment                      (10.3)                 (8.7)
                                          ----------            ----------
         Total                            $    116.8            $     67.1
                                          ==========            ==========

3. CONTINGENCIES

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

On October 18 and December 4, 1995, the Company, its directors and certain of its officers were named in complaints which were consolidated in the Court of Chancery of the State of Delaware alleging breach of fiduciary duties on two counts. The first count is a putative class action and the second is an alleged derivative claim brought on behalf of the Company against the individual defendants. Both counts allege that (i) the Company's stockholder Rights Agreement, adopted on June 12, 1995 and approved by the Company's stockholders on June 28, 1995; (ii) amendments to the Company's charter and by-laws, adopted on July 21, 1995; and (iii) a redemption of warrants in June 1995 all were designed to entrench the individual defendants in their capacities as directors at the expense of stockholders who otherwise would have been able to take advantage of a sale of the

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Company. The complaint asks the court, among other things, to rescind the amendments and prohibit the use of the stockholder Rights Agreement to discourage any bona fide acquirer. In the alternative, the plaintiffs seek compensatory damages. The court certified a class of holders of common stock as of June 12, 1995, and their successors in interest, transferees and assignees, immediate and remote (excluding defendants and any person, firm, trust, corporation or other entity related to the defendants). On January 26, 2000, the Chancery Court granted defendants' motion for summary judgment on all counts and dismissed the class action in its entirety. Plaintiffs did not file an appeal of the decision. The January 26, 2000 decision is final as to all class members.

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

Under an agreed Case Management Order (CMO), all actions in Louisiana arising out of the October 23, 1995 accident have been consolidated in the Twenty-Second Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants. The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical Corporation or the Company are named defendants in the CMP, as amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical Corporation and the Company, will be determined by the trial court after class certification issues are finally resolved.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

In September 1999, notice of the class action was published and mailed to all individuals within the geographic boundaries of the class action. A total of 3,978 persons elected to "opt out" of the class proceeding by the December 14, 1999 deadline. Of those, 3,888 have claims pending in the related Mississippi tort litigation described below. To pursue a claim in the class action, a class member must have completed a detailed proof of claim form by June 20, 2000.

The trial court has set a trial date of June 11, 2001 for the first 18 plaintiffs in the Louisiana class action. Those plaintiffs will be selected randomly from geographically diverse groups of individuals who completed claim forms. The initial Louisiana trial will be conducted in two phases. The first phase will resolve issues of fault and punitive liability for the entire class, in addition to compensatory damages for the initial 18 trial plaintiffs. The second phase is the trial of punitive damages claims on behalf of the entire class by plaintiffs, if any, who were awarded compensatory damages in phase one. The Company and its subsidiary are vigorously contesting all claims.

The Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purport to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 accident. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999 and

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. After a three-month trial, the jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages. Consequently, no defendant was found liable, and no plaintiff was awarded any damages. Finally, the jury determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motion for a new trial or, alternatively, judgment notwithstanding the verdict was denied on November 16, 1999. Plaintiffs did not timely appeal the verdict or the trial court's post-trial rulings, but they have moved to re-open the time for appeal. The trial court has not ruled in that motion. The trial court has ordered that the results of this trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages. No trial date has been set for the next group of Mississippi plaintiffs.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993 through November 30, 1995 the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. The Company has moved to dismiss the complaints. After investigation of the facts, the Company believes the allegations are without merit and is vigorously defending itself. The Company believes the outcome of such litigation should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. ACQUISITION OF S&G PACKAGING COMPANY L.L.C.

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

The Company has accounted for this transaction as a purchase business combination. Beginning on November 1, 1999, the operating results of S&G Packaging have been fully consolidated with the Company's Results of Operations. Prior to November 1, 1999, the Company accounted for S&G Packaging under the equity method and recognized its proportionate share of earnings, net of amortization of goodwill, in Other Income (Expense) - Net. The integration of S&G Packaging's corporate functions with the Company is ongoing. This integration will provide cost savings by eliminating duplicative functions including S&G Packaging's corporate headquarters facility. In addition, the Company announced on January 7, 2000 that it will close the S&G Packaging facility in Yulee, Florida to better align capacity with customer needs. The Company has allocated approximately $3.1 million of the acquisition cost to purchase accounting reserves relating to

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  CONCLUDED
--------------------------------------------------------------------------------

severance and closure costs. The majority of these costs will be expended over the next 12 months. The Company will continue to evaluate its purchase accounting reserves for severance and closure costs and the appropriateness of its purchase price allocation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2000 COMPARED WITH SECOND QUARTER OF FISCAL 1999

Net sales for the second quarter of fiscal 2000 were $291.2 million compared to net sales of $201.0 million for the second quarter of fiscal 1999. Operating income for the current quarter was $17.2 million compared to an operating loss of $9.5 million for the year-ago quarter. Net loss for the current quarter totaled $3.4 million, or $0.06 per basic common share, compared to a net loss of $19.3 million, or $0.36 per basic common share, for the year-ago quarter.

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

In the second quarter of fiscal 2000, sales increased approximately $50 million due to higher volume, primarily as a result of the acquisition of the remaining 65 percent of S&G Packaging during the first quarter of fiscal 2000. Higher average net selling prices contributed approximately $40 million in the quarter-over-quarter comparison.

Gross margin for the second quarter of fiscal 2000 increased to $46.1 million from $15.3 million in the prior-year quarter primarily due to higher average net selling prices ($34 million net of $6 million higher paper costs in the converting facilities) and higher volume ($6 million) offset somewhat by higher fiber costs ($8 million).

Corrugated shipments increased by 3 percent in the second quarter of fiscal 2000 to 3.9 billion square feet compared to 3.8 billion square feet in the year-ago quarter, primarily as a result of increased demand. Industrial and retail bag shipments increased to 81 thousand tons during the second quarter of fiscal 2000 from 14 thousand tons in the prior-year quarter primarily due to the inclusion of shipments by S&G Packaging in the second quarter of fiscal 2000. Total mill production increased by 4 percent to 4,198 tons per day (TPD, calculated on the basis of the number of days in the period) during the second quarter of fiscal 2000 compared to 4,033 TPD in the prior-year quarter. Quarter-over-quarter, containerboard and unbleached kraft paper production increased by 5 percent to 3,454 TPD from 3,305 TPD and by 2 percent to 744 TPD from 728 TPD, respectively, over the prior-year.

Average net selling prices for corrugated products increased by 19 percent in the second quarter of fiscal 2000 compared with the prior-year quarter. Average net selling prices on sales to third parties for the Company's domestic linerboard, export linerboard and unbleached kraft paper increased by 43 percent, 33 percent and 46 percent, respectively, in the second quarter of fiscal 2000 compared to the same quarter in the prior year.

Fiber costs increased due to higher average delivered costs for recycled fiber, which consists primarily of old corrugated containers (OCC) and double lined kraft (DLK) clippings. The average delivered cost of OCC and DLK increased by 79 percent and 91 percent, respectively, while the average delivered cost of wood chips decreased by 10 percent in quarter-over-quarter comparison.

Selling and administrative costs were $28.9 million for the current quarter compared to $24.8 million for the year-ago period. This increase was primarily due to the inclusion of selling and administrative costs of S&G Packaging in the consolidated results.

Net interest expense increased to $23.0 million in the second quarter of fiscal 2000 from $21.5 million in the prior-year quarter due primarily to higher average debt levels. The higher average debt levels are due in part to the assumption of $32.6 million of debt as a result of the acquisition of S&G Packaging during the first quarter of fiscal 2000.

In the second quarter of fiscal 2000, the Company recognized a tax benefit of $2.0 million compared to $11.9 million in the prior-year quarter. The effective tax rate was 38 percent in the second quarter of fiscal 2000 and 1999.

FIRST SIX MONTHS OF FISCAL 2000 COMPARED WITH FIRST SIX MONTHS OF FISCAL 1999.

Net sales for the first six months of fiscal 2000 were $570.8 million compared to net sales of $399.8 million for the first six months of fiscal 1999. Operating income for the current six-month period was $40.1 million compared to an operating loss of $12.6 million for the year-ago period. Net loss for the current period totaled $2.5 million, or $0.05 per basic common share, compared to a net loss of $34.4 million, or $0.64 per basic common share, for the year-ago period.

In the first six months of fiscal 2000, sales increased by approximately $100 million due to higher volume, primarily as a result of the S&G Packaging acquisition and increased volume in the corrugated converting facilities. Higher average net selling prices contributed approximately $71 million in the period-over-period comparison.

Gross margin for the first six months of fiscal 2000 increased to $95.5 million from $35.7 million in the prior-year period primarily due to higher average net selling prices ($64 million net of $7 million higher paper costs in the converting facilities) and higher volume ($14 million) offset somewhat by higher fiber costs ($17 million).

Corrugated shipments increased by 4 percent in the first six months of fiscal 2000 to 7.7 billion square feet compared to 7.4 billion square feet in the year-ago period, primarily as a result of increased demand. Industrial and retail bag shipments increased to 144 thousand tons during the first six months of fiscal 2000 from 27 thousand tons in the prior-year period primarily due to the inclusion of shipments by S&G Packaging in the current period. Total mill production increased by 4 percent to 4,315 tons per day (TPD, calculated on the basis of the number of days in the period) during the first six months of fiscal 2000 compared to 4,153 TPD in the prior-year period. Period over period, containerboard and unbleached kraft paper production increased by 4 percent to 3,549 TPD from 3,423 TPD and by 5 percent to 766 TPD from 730 TPD, respectively, over the prior-year period.

Average net selling prices for corrugated products increased by 17 percent in the first six months of fiscal 2000 compared with the prior-year period. Average net selling prices on sales to third parties for the Company's domestic linerboard, export linerboard and unbleached kraft paper increased by 44 percent, 24 percent and 33 percent, respectively, in the first six months of fiscal 2000 compared to the same period in the prior year.

Fiber costs increased due to higher average delivered costs for recycled fiber. The average delivered cost of OCC and DLK increased by 73 percent and 93 percent, respectively, while the average delivered cost of wood chips decreased by 7 percent in period-over-period comparison.

Selling and administrative costs were $55.4 million for the current period compared to $48.3 million for the year-ago period. This increase was primarily due to the inclusion of selling and administrative costs of S&G Packaging in the consolidated results.

Net interest expense increased to $45.1 million in the first six months of fiscal 2000 from $42.1 million in the prior-year period due primarily to higher average debt levels. The higher average debt levels are due in part to the assumption of $32.6 million of debt as a result of the acquisition of S&G Packaging during the first quarter of fiscal 2000.

In the first six months of fiscal 2000, the Company recognized a tax benefit of $1.5 million compared to $21.3 million in the prior-year period. The effective tax rate was 38 percent in the first six months of fiscal 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has historically financed its operations from cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt. The Company is prohibited from paying dividends and making additional purchases of its common stock by the terms of its bank credit agreement and public debt securities.

Net cash provided by operations for the first six months of fiscal 2000 was $11.1 million, compared with net cash used by operations of $21.3 million for the year-ago period. The favorable change of $32.4 million was primarily due to improved operating results in the period-over-period comparison.

Cash flows used for investing activities increased in the first six months of fiscal 2000 to $19.0 million from $11.0 million in the year-ago period primarily due to a $10.9 million increase in capital expenditures in the first six months of fiscal 2000 compared to the year-ago period. In the first six months of fiscal 1999, the Company incurred an $11.1 million liability for costs associated with a capital project that was financed through a secured debt obligation later in the fiscal year.

Cash flows from financing activities decreased to $8.9 million in the first six months of fiscal 2000 from $36.4 million in the year-ago quarter. Financing activities in the fiscal 2000 six-month period included the repayment of $32.6 million of S&G Packaging's revolving loan facility.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. In the first six months of fiscal 2000, the Company incurred approximately $0.8 million of costs for demolition and maintenance of the East Mill. Such costs were net of proceeds from the sale of scrap. At March 31, 2000, approximately $0.5 million of spending remained to complete the demolition work. Management expects to complete the remaining demolition during fiscal 2000. At March 31, 2000, the balance sheet reserve for demolition was approximately $0.5 million and the net book value of the East Mill was $10.7 million.

In connection with the acquisition of S&G Packaging, the Company has allocated approximately $3.1 million of the acquisition costs to purchase accounting reserves relating to severance and closure costs associated with the integration of S&G Packaging's

Corporate headquarter facility and the closure of the S&G Packaging facility in Yulee, Florida. In the period from November 1, 1999, the date of the acquisition, through March 31, 2000, amounts expended related to such costs were $0.7 million. The balance of the related reserve at March 31, 2000, including amounts recorded through operations in the first and second quarters of fiscal 2000 in respect of the Company's pre-existing 35% ownership of S&G Packaging, was $3.7 million. The majority of these restructuring costs will be expended over the next 12 months.

LIQUIDITY

At March 31, 2000, the Company had cash and equivalents of $11.4 million, an increase of $1.0 million from September 30, 1999, as cash provided by operating and financing activities exceeded cash used for investments. Total debt increased $41.2 million to $976.9 million at March 31, 2000 from $935.7 million at September 30, 1999 as a result of increased revolver borrowings. The increase in revolver borrowings was primarily due to the repayment of the S&G Packaging revolving loan facility. At March 31, 2000, the Company had $138 million of borrowings outstanding, and $101.5 million of credit available under the revolving portions of its credit agreements.

At March 31, 2000, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $203.6 million, an increase of $42.9 million from September 30, 1999, mainly due to primary working capital acquired in the S&G Packaging acquisition.

Consolidation among major containerboard industry producers during the past 12 to 24 months has resulted in the "mothballing" of approximately 5 percent of the domestic containerboard capacity. This rationalization, combined with limited new containerboard capacity additions and stable domestic demand growth, has resulted in relatively balanced industry supply/demand conditions. Published industry prices for linerboard remained unchanged from September 1999 through December 1999 and increased approximately 12% from December 1999 to March 2000. Published industry prices for kraft paper remained unchanged during the six-month period ended March 31, 2000. Due to continuing strong market conditions, the Company implemented a price increase of $50 per ton for linerboard effective February 1, 2000 and announced related price increases in corrugated products effective March 1, 2000. In addition, during the second quarter the Company announced a $50 per ton increase in the price of unbleached kraft grocery bag and sack paper and a related retail bag price increase.

The Company's average delivered costs of OCC and DLK increased by 16% and 10% respectively, in the second quarter of fiscal 2000 compared to the first quarter of fiscal 2000, while the average delivered cost of wood chips decreased by 4% over the same period. Fiber markets are difficult to predict; thus there can be no assurance of the future direction of wood chip, OCC and DLK prices.

Based on current prices for converted products and current raw material costs, and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is product price improvement beyond current levels for converted products; however, the Company will need to seek additional covenant modifications to its bank credit agreement by the end of March 2001 to maintain continued access to its liquidity.

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

Following the end of the Company's fiscal year in September 1999, the calendar year in December 1999 and the passing of leap year 2000, the Company experienced no major incidents related to the Year 2000 Issue.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On February 8, 2000, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's ten directors were re-elected by the following vote:

                                                 For                Withheld
                                             -----------------------------------
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

Item 5.  Other Information.

         On April 18, 2000, Dale E. Stahl resigned as the Company's President and Chief Operating Officer. On the same date, the Board of Directors elected Michael J. Keough to the position of President and Chief Operating Officer. Mr. Keough was previously Vice President and General Manager, Container Operations. Concurrently, Daniel P. Casey, Executive Vice President and Chief Financial Officer was elected to the Board of Directors and named Vice Chairman. Mr. Casey continues as Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits

         Number and Description of Exhibit
         ---------------------------------

         4.1 Amendment No. 1 to the Gaylord Container Corporation 1997 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 4.5 of the Registrant's Form S-8 Registration Statement under the Securities Act of 1933, filed with the Securities and Exchange Commission on April 6, 2000.

         27.1 Financial Data Schedule - filed herein.

b) No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GAYLORD CONTAINER CORPORATION

Date:  May 12, 2000                     /s/ Marvin A. Pomerantz
                                        ---------------------------------
                                        Marvin A. Pomerantz
                                        Chairman and Chief Executive Officer


Date:  May 12, 2000                     /s/ Jeffrey B. Park
                                        ---------------------------------
                                        Jeffrey B. Park
                                        Vice President, Finance
                                        (Principal Accounting Officer)