Form 10-Q
period 2000-06-30
GAYLORD CONTAINER CORP /DE/
filed 2000-08-11
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from          to

                         For Quarter Ended June 30, 2000

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
Yes  X   No
   -----   -----

         As of August 2, 2000, the registrant had outstanding 53,808,988 shares of its $0.0001 par value Class A Common Stock (including 848,535 shares held in trust for the benefit of the warrant holders) and 848,535 redeemable exchangeable warrants to obtain Class A Common Stock.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------
                                                                    PAGE
PART I.  FINANCIAL INFORMATION                                     NUMBERS
------------------------------

Item 1.  Financial Statements                                       1 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             10 - 17

PART II. OTHER INFORMATION
--------------------------------

Item 1.  Legal Proceedings                                           18

Item 2.  Changes in Securities                                       18

Item 3.  Defaults Upon Senior Securities                             18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     18

Item 5.  Other Information                                           18

Item 6.  Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                           19
----------

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

                                          JUNE 30,              SEPTEMBER 30,
                                           2000                      1999
                                         ----------               ----------
ASSETS                                             (In millions)
------

CURRENT ASSETS:
    Cash and equivalents                 $     13.1               $     10.4
    Trade receivables (less allowances
      of $9.6 million and $6.7
      million, respectively)                  153.7                    149.8
    Inventories (Note 2)                      116.8                     67.1
    Other current assets                       20.9                     12.8
                                         ----------               ----------
        Total current assets                  304.5                    240.1
                                         ----------               ----------

PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment,
      at cost                               1,192.5                  1,119.3
    Less accumulated depreciation            (608.2)                  (560.4)
                                         ----------               ----------
        Property - net                        584.3                    558.9
                                         ----------               ----------

DEFERRED INCOME TAXES                         151.4                    150.3

OTHER ASSETS                                   54.4                     68.7
                                         ----------               ----------
        TOTAL                            $  1,094.6               $  1,018.0
                                         ==========               ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term debt $     11.5               $     10.9
    Trade payables                             67.1                     56.2
    Accrued interest payable                   13.5                     16.2
    Accrued and other liabilities              69.3                     61.1
                                         ----------               ----------
        Total current liabilities             161.4                    144.4
                                         ----------               ----------

LONG-TERM DEBT                                974.7                    924.8

OTHER LONG-TERM LIABILITIES                    50.5                     39.6

COMMITMENTS AND CONTINGENCIES (Note 3)            -                        -

STOCKHOLDERS' DEFICIT:


    Class A common stock - par value,
      $0.0001 per share; authorized
      125,000,000 shares; issued
      55,221,094 shares and 54,991,409
      shares, respectively, and
      outstanding 53,794,516 shares
      and 53,523,443 shares,
      respectively                                -                        -
    Capital in excess of par value            178.9                    178.2
    Accumulated deficit                      (259.3)                  (257.0)
    Common stock in treasury - at cost;
      1,426,578 shares and 1,467,966
      shares, respectively                    (10.5)                   (10.9)
    Accumulated other comprehensive
      income (loss):
      Minimum pension liability                (1.1)                    (1.1)
                                         ----------               ----------
    Total stockholders' deficit               (92.0)                   (90.8)
                                         ----------               ----------
        TOTAL                            $  1,094.6               $  1,018.0
                                         ==========               ==========



See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND 1999 (In millions, except per share data)
-------------------------------------------------------------

                                              THREE MONTHS ENDED JUNE 30,
                                         -----------------------------------
                                            2000                     1999
                                         ----------               ----------

NET SALES                                $    299.2               $    229.0
COST OF GOODS SOLD                            245.6                    193.1
                                         ----------               ----------
GROSS MARGIN                                   53.6                     35.9
SELLING AND ADMINISTRATIVE COSTS              (30.3)                   (25.3)
                                         ----------               ----------
OPERATING INCOME                               23.3                     10.6
INTEREST EXPENSE - Net                        (23.1)                   (21.6)
OTHER INCOME (EXPENSE) - Net                    0.4                     (2.0)
                                         ----------               ----------
INCOME (LOSS) BEFORE TAXES                      0.6                    (13.0)
INCOME TAX (EXPENSE) BENEFIT                   (0.2)                     5.0
                                         ----------               ----------
NET INCOME (LOSS)                        $      0.4               $     (8.0)
                                                                  ==========

ACCUMULATED DEFICIT:
 Beginning of period                         (259.5)
 Excess of cost over issuance price
    of Treasury Stock                          (0.2)
                                         ----------
 End of period                           $   (259.3)
                                         ==========

INCOME (LOSS) PER COMMON SHARE:
 Basic                                   $     0.01               $    (0.15)
                                         ==========               ==========
 Diluted (A)                             $     0.01                      N/A
                                         ==========               ==========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS

 BASIC:

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                53.8                     53.4

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:

     Employee and director stock options        0.2                      0.5
                                         ----------               ----------

Weighted average common and common
  share equivalents                            54.0                     53.9
                                         ==========               ==========



(A) Not presented where the effect of potential shares is antidilutive.

  See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JUNE 30, 2000 AND 1999 (In millions, except per share data)
-------------------------------------------------------------

                                               NINE MONTHS ENDED JUNE 30,
                                         -----------------------------------
                                            2000                      1999
                                         ----------               ----------

NET SALES                                $    870.0               $    628.8
COST OF GOODS SOLD                            720.9                    557.2
                                         ----------               ----------
GROSS MARGIN                                  149.1                     71.6
SELLING AND ADMINISTRATIVE COSTS              (85.7)                   (73.6)
                                         ----------               ----------
OPERATING INCOME (LOSS)                        63.4                     (2.0)
INTEREST EXPENSE - Net                        (68.2)                   (63.7)
OTHER INCOME (EXPENSE) - Net                    1.4                     (3.0)
                                         ----------               ----------
LOSS BEFORE TAXES                              (3.4)                   (68.7)
INCOME TAX BENEFIT                              1.3                     26.3
                                         ----------               ----------
NET LOSS                                 $     (2.1)              $    (42.4)
                                                                  ==========

ACCUMULATED DEFICIT:
 Beginning of period                         (257.0)
 Excess of cost over issuance price
    of Treasury Stock                          (0.2)
                                         ----------
 End of period                           $   (259.3)
                                         ==========

LOSS PER COMMON SHARE:
 Basic                                   $    (0.04)              $    (0.79)
                                         ==========               ==========
 Diluted (A)                                    N/A                      N/A
                                         ==========               ==========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS


 BASIC:

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                         53.7                     53.4

 DILUTED:
  EFFECT OF DILUTIVE SECURITIES:

     Employee and director stock
     options                                    0.3                      0.3
                                         ----------               ----------

Weighted average common and common
  share equivalents                            54.0                     53.7
                                         ==========               ==========


(A) Not presented where the effect of potential shares is antidilutive.

  See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------

                                             NINE MONTHS ENDED JUNE 30,
                                         -----------------------------------
                                            2000                    1999
                                         ----------               ----------
                                                    (In millions)
CASH FLOWS FROM OPERATIONS:
     Net loss                            $     (2.1)              $    (42.4)
     Adjustments to reconcile net
       loss to net cash provided by
       (used for) operations:
         Depreciation and amortization         39.6                     41.0
         Deferred tax benefit                  (1.1)                   (26.5)
         Change in current assets and
           liabilities, excluding
           acquisitions and dispositions      (26.5)                   (16.4)
         Other - net                            2.6                      4.1
                                         ----------               ----------
Net cash provided by (used for)
  operations                                   12.5                    (40.2)
                                         ----------               ----------

CASH FLOWS FROM INVESTMENTS:
     Capital expenditures                     (28.2)                   (13.2)
     Capitalized interest                      (0.4)                    (0.5)
     Acquisition of S&G Packaging - net         1.4                        -
     Other investments - net                   (1.0)                    (1.8)
                                         ----------               ----------
Net cash used for investments                 (28.2)                   (15.5)
                                         ----------               ----------

CASH FLOWS FROM FINANCING:
     Senior debt - repayments                  (4.9)                    (7.6)
     Revolving credit agreement
       borrowings - net                        57.0                     66.5
     Repayment of S&G Packaging
       revolving credit loan                  (32.6)                       -
     Other financing - net                     (1.1)                    (0.2)
                                         ----------               ----------
Net cash provided by financing                 18.4                     58.7
                                         ----------               ----------

Net increase in cash and equivalents            2.7                      3.0

Cash and equivalents, beginning of period      10.4                      5.7
                                         ----------               ----------

Cash and equivalents, end of period      $     13.1               $      8.7
                                         ==========               ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
     Interest                            $     70.0               $     65.2
                                         ==========               ==========

     Income taxes                        $        -               $        -
                                         ==========               ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Property additions                  $        -               $     11.1
                                         ==========               ==========


     Increase in accrued and other
       liabilities                       $        -               $     11.1
                                         ==========               ==========

Acquisition of S&G Packaging:
     Inventories                         $     28.7               $        -
                                         ==========               ==========

     Property additions                  $     35.2               $        -
                                         ==========               ==========

     Other assets                        $     15.1               $        -
                                         ==========               ==========

     Trade payables, accrued and
       other liabilities                 $     47.8               $        -
                                         ==========               ==========

     Total debt assumed before repayment $     32.6               $        -
                                         ==========               ==========

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

1.  GENERAL
    -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three months and nine months ended June 30, 2000 and 1999, and cash flows for the nine months ended June 30, 2000 and 1999, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 1999. For the three months and nine months ended June 30, 2000 and 1999, Comprehensive Income/Loss is equal to net Income/Loss for the respective periods.

2.  INVENTORIES                           JUNE 30,               SEPTEMBER 30,
    -----------                            2000                     1999
                                         ----------               ----------
                                                    (In millions)
Inventories consist of:

Finished products                        $     32.8               $      9.1
Work in process                                71.0                     42.7
Raw materials                                   9.4                      9.0
Supplies                                       15.9                     15.0
                                         ----------               ----------
                                              129.1                     75.8
LIFO valuation adjustment                     (12.3)                    (8.7)
                                         ----------               ----------
         Total                           $    116.8               $     67.1
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

Under an agreed Case Management Order (CMO), all actions in Louisiana arising out of the October 23, 1995 accident have been consolidated in the Twenty-Third Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants. The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical Corporation or the Company are named defendants in the CMP, as amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical Corporation and the Company, will be determined by the trial court after class certification issues are finally resolved.

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

In September 1999, notice of the class action was published and mailed to all individuals within the geographic boundaries of the class action. A total of 3,978 persons elected to "opt out" of the class proceeding by the December 14, 1999 deadline. Of those, 3,888 have claims pending in the related Mississippi tort litigation described below. As of June 20, 2000, the filing deadline, 16,592 proof of claim forms had been filed, and 5,753 allege claims for bodily or personal injury.

The trial court has set a trial date of June 11, 2001 for the first 18 plaintiffs in the Louisiana class action. Those plaintiffs were selected randomly and in proportion to the geographic dispersal of all claim forms timely filed. The initial Louisiana trial will be conducted in two phases. The first phase will resolve issues of fault and punitive liability for the entire class, in addition to compensatory damages for the initial 18 trial plaintiffs. The second phase is the trial of punitive damages claims on behalf of the entire class by plaintiffs, if

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------


any, who were awarded compensatory damages in phase one. The Company and its subsidiary are vigorously contesting all claims.

The Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purport to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995 accident. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions. The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999 and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. After a three-month trial, the jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages. Consequently, no defendant was found liable, and no plaintiff was awarded any damages. Finally, the jury determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motion for a new trial or, alternatively, judgment notwithstanding, the verdict was denied on November 16, 1999. Plaintiffs did not timely appeal the verdict or the trial court's post-trial rulings, but their motion to re-open the time for appeal was approved. Plaintiffs have not yet filed a notice of appeal. The trial court has ordered that the results of the first trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages. No trial date has been set for the next group of Mississippi plaintiffs.

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

4.  ACQUISITION OF S&G PACKAGING COMPANY, L.L.C.
    --------------------------------------------

On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging Company, L.L.C. (S&G Packaging) it did not already own from Smurfit-Stone Container Corporation (Smurfit-Stone). S&G Packaging is the largest U.S. producer of retail paper grocery sacks and bags, then consisting of six converting plants with annual sales of approximately $250 million. In connection with this transaction, the Company paid

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
----------------------------------------------------------------

to Smurfit-Stone $0.5 million for its 65 percent interest and repaid through borrowings on its revolver, $32.6 million outstanding on S&G Packaging's revolving loan facility, which was then terminated. In addition, Smurfit-Stone forgave $4.0 million of its trade receivable for kraft paper sold to S&G Packaging. S&G Packaging also entered into a paper supply agreement to purchase at market prices 60,000 tons and 48,000 tons of kraft paper in fiscal 2000 and fiscal 2001, respectively, and 36,000 tons each year in fiscal 2002 through 2004, from Smurfit-Stone.

The Company has accounted for this transaction as a purchase business combination. Beginning on October 29, 1999, the operating results of S&G Packaging have been fully consolidated with the Company's Results of Operations. Prior to acquiring the remaining 65 percent of S&G Packaging, the Company accounted for S&G Packaging under the equity method and recognized its proportionate share of earnings, net of amortization of goodwill, in Other Income (Expense) - Net. The integration of S&G Packaging's corporate functions will provide cost savings by eliminating duplicative functions including S&G Packaging's corporate headquarters facility. In addition, the Company announced on January 7, 2000 that it would close the S&G Packaging facility in Yulee, Florida to better align capacity with customer needs. This facility ceased production April 7, 2000 and was closed permanently June 20, 2000. The Company has allocated approximately $3.1 million of the acquisition cost to purchase accounting reserves relating to severance and closure costs. The majority of these costs will be expended over the next 12 months. The Company will continue to evaluate its purchase accounting reserves for severance and closure costs and the appropriateness of its purchase price allocation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER OF FISCAL 2000 COMPARED WITH THIRD QUARTER OF FISCAL 1999

Net sales for the third quarter of fiscal 2000 were $299.2 million compared to net sales of $229.0 million for the third quarter of fiscal 1999. Operating income for the current quarter was $23.3 million compared to an operating income of $10.6 million for the year-ago quarter. Net income for the current quarter totaled $0.4 million, or $0.01 per basic common share, compared to a net loss of $8.0 million, or $0.15 per basic common share, for the year-ago quarter.

On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging Company L.L.C. (S&G Packaging) it did not already own from Smurfit-Stone Container Corporation. The operating results of S&G Packaging have been fully consolidated with the Company's Results of Operations beginning on October 29, 1999. The Company accounted for S&G Packaging prior to acquiring the remaining 65 percent, under the equity method of accounting and recognized its proportionate share of earnings, net of amortization of goodwill, in Other Income (Expense) - Net.

In the third quarter of fiscal 2000, sales increased approximately $31 million due to incremental volume, as a result of the acquisition of the remaining 65 percent of S&G Packaging during the first quarter of fiscal 2000. Higher average net selling prices for all of the Company's paper products contributed approximately $39 million in the quarter-over-quarter comparison. In addition, during the quarter the Company incurred $2.6 million of bad debt expense associated with the bankruptcies of two customers.

Gross margin for the third quarter of fiscal 2000 increased to $53.6 million from $35.9 million in the prior-year quarter primarily due to higher average net selling prices ($32 million, net of $7 million of higher containerboard and kraft paper costs), offset partially by higher fiber costs ($11 million), higher energy costs ($2 million).

Corrugated shipments in the third quarter of fiscal 2000 of 3.9 billion square feet were flat compared to the year-ago quarter, primarily as a result of stable demand. Industrial and retail bag shipments increased to 80.0 thousand tons during the third quarter of fiscal 2000 from 12.8 thousand tons in the prior-year quarter, primarily due to the inclusion of shipments by S&G Packaging in the third quarter of fiscal 2000. Total mill production decreased by 3 percent to 4,234 tons per day (TPD, calculated on the basis of the number of days in the period) during the third quarter of fiscal 2000 compared to 4,369 TPD in the prior-year quarter, primarily due to market-related downtime. Quarter-over-quarter, containerboard production decreased by 5 percent to 3,481 TPD from 3,647 TPD while unbleached kraft paper production increased by 4 percent to 753 TPD from 722 TPD, over the prior-year period. The increase in unbleached kraft paper production is due primarily to increased integration from S&G Packaging.

Average net selling prices for corrugated products increased by 17 percent in the third quarter of fiscal 2000 compared with the prior-year quarter. Average net selling prices on sales to third parties for the Company's domestic linerboard, export linerboard and unbleached kraft paper increased by 25 percent, 26 percent and 13 percent, respectively, in the third quarter of fiscal 2000 compared to the same quarter in the prior year.

Fiber costs increased due to higher average delivered costs for recycled fiber, which consists primarily of old corrugated containers (OCC) and double-lined kraft (DLK) clippings. The average delivered cost of OCC and DLK increased by 91 percent and 45 percent, respectively, while the average delivered cost of wood chips decreased by 9 percent in quarter-over-quarter comparison.

Selling and administrative costs were $30.3 million for the current quarter compared to $25.3 million for the year-ago period. This increase was primarily due to the inclusion of selling and administrative costs of S&G Packaging in the consolidated results ($3.1 million) and management reorganization costs ($1.2 million).

Net interest expense increased to $23.1 million in the third quarter of fiscal 2000 from $21.6 million in the prior-year quarter due primarily to higher average debt levels as a result of the assumption of $32.6 million of debt in the acquisition of S&G Packaging during the first quarter of fiscal 2000, and higher working capital requirements.

In the third quarter of fiscal 2000, due to improved operating results, the Company recognized income tax expense of $0.2 million compared to a $5.0 million tax benefit in the prior-year quarter. The effective tax rate was 38 percent in the third quarter of fiscal 2000 and 1999.

FIRST NINE MONTHS OF FISCAL 2000 COMPARED WITH FIRST NINE MONTHS OF FISCAL 1999.

Net sales for the first nine months of fiscal 2000 were $870.0 million compared to net sales of $628.8 million for the first nine months of fiscal 1999. Operating income for the current nine-month period was $63.4 million compared to an operating loss of $2.0 million for the year-ago period. Net loss for the current period totaled $2.1 million, or $0.04 per basic common share, compared to a net loss of $42.4 million, or $0.79 per basic common share, for the year-ago period.

In the first nine months of fiscal 2000, sales increased by approximately $132 million due to incremental volume, as a result of the S&G Packaging acquisition and increased volume in the corrugated converting facilities. Higher average net selling prices for all of the Company's paper products contributed approximately $109 million in the period-over-period comparison.

Gross margin for the first nine months of fiscal 2000 increased to $149.1 million from $71.6 million in the prior-year period primarily due to higher average net selling prices ($96 million, net of $13 million of higher containerboard & kraft paper costs) and higher volume ($13 million) offset somewhat by higher fiber costs ($28 million).

Corrugated shipments increased by approximately 3 percent in the first nine months of fiscal 2000 to 11.6 billion square feet compared to 11.3 billion square feet in the year-ago period, primarily as a result of increased demand. Industrial and retail bag shipments increased to 223.9 thousand tons during the first nine months of fiscal 2000 from 40.0 thousand tons in the prior-year period primarily due to the inclusion of shipments by S&G Packaging in the current period. Total mill production increased by 1 percent to 4,287 TPD during the first nine months of fiscal 2000 compared to 4,225 TPD in the prior-year period. Period over period, containerboard and unbleached kraft paper production increased by 1 percent to 3,525 TPD from 3,498 TPD and by 5 percent to 762 TPD from 727 TPD, respectively, over the prior-year period.

Average net selling prices for corrugated products increased by 17 percent in the first nine months of fiscal 2000 compared with the prior-year period. Average net selling prices on sales to third parties for the Company's domestic linerboard, export linerboard and unbleached kraft paper increased by 35 percent, 27 percent and 24 percent, respectively, in the first nine months of fiscal 2000 compared to the same period in the prior year.

Fiber costs increased due to higher average delivered costs for recycled fiber. The average delivered cost of OCC and DLK increased by 79 percent and 71 percent, respectively, while the average delivered cost of wood chips decreased by 7 percent in period-over-period comparison.

Selling and administrative costs were $85.7 million for the current period compared to $73.6 million for the year-ago period. This increase was primarily due to the inclusion of selling and administrative costs of S&G Packaging ($9.5 million) in the consolidated results and management reorganization costs ($1.2 million).

Net interest expense increased to $68.2 million in the first nine months of fiscal 2000 from $63.7 million in the prior-year period due primarily to higher average debt levels. The higher average debt levels are due in part to the assumption of $32.6 million of debt as a result of the acquisition of S&G Packaging during the first quarter of fiscal 2000.

In the first nine months of fiscal 2000, due to improved operating results, the Company recognized a tax benefit of $1.3 million compared to $26.3 million in the prior-year period. The effective tax rate was 38 percent in the first nine months of both fiscal 2000 and fiscal 1999.

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

Net cash provided by operations for the first nine months of fiscal 2000 was $12.5 million, compared with net cash used by operations of $40.2 million for the year-ago period. Approximately $64 million of the favorable change was due to improved operating results in the period-over-period comparison, offset somewhat by increased working capital requirements ($10 million).

Cash flows used for investing activities increased in the first nine months of fiscal 2000 to $28.2 million from $15.5 million in the year-ago period primarily due to a $15.0 million increase in capital expenditures in the first nine months of fiscal 2000 compared to the year-ago period. In the first nine months of fiscal 1999, the Company incurred an $11.1 million liability for costs associated with a capital project that was financed through a secured debt obligation later in the fiscal year.

Cash flows from financing activities decreased to $18.4 million in the first nine months of fiscal 2000 from $58.7 million in the year-ago quarter. The decrease in cash flows from financing activities was primarily due to the improved operating results described above. Financing activities in the fiscal 2000 nine-month period included the repayment of $32.6 million of S&G Packaging's revolving loan facility by using funds available under the Company's revolving credit agreements.

In fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. In the first nine months of fiscal 2000, the Company incurred approximately $1.6 million of costs for demolition and maintenance of the East Mill. Such costs were net of proceeds from the sale of scrap. At June 30, 2000, approximately $0.6 million of spending remained to complete the demolition work. Management expects to complete the remaining demolition during fiscal 2000. At June 30, 2000, the balance sheet reserve for demolition was approximately $0.6 million and the net book value of the East Mill was $11.5 million.

In connection with the acquisition of S&G Packaging, the Company has allocated approximately $3.1 million of the acquisition costs to purchase accounting reserves relating to severance and closure costs associated primarily with the integration of S&G Packaging's Corporate headquarters facility and the closure of the S&G Packaging facility in Yulee, Florida. In the period from the date of the acquisition, through June 30, 2000, amounts expended related to such costs were $2.1 million. The balance of the related reserve at June 30, 2000, including amounts recorded through operations in the first and second quarters of fiscal 2000 in respect of the Company's pre-existing 35% ownership of S&G Packaging, was $2.3 million. The majority of the remaining restructuring costs will be expended over the next nine months.

LIQUIDITY

At June 30, 2000, the Company had cash and equivalents of $13.1 million, an increase of $2.7 million from September 30, 1999, as cash provided by operating and financing activities exceeded cash used for investments. Total debt increased $50.5 million to $986.2 million at June 30, 2000 from $935.7 million at September 30, 1999 as a result of increased revolver borrowings, primarily due to repayment of the S&G Packaging revolving loan facility. At June 30, 2000, the Company had $149 million of borrowings outstanding, and $90.5 million of credit available under the revolving portions of its credit agreements.

At June 30, 2000, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $203.4 million, an increase of $42.7 million from September 30, 1999, mainly due to primary working capital acquired with S&G Packaging.

Consolidation among major containerboard industry producers has resulted in the reduction of domestic containerboard capacity. This rationalization, combined with limited new containerboard capacity additions, stable domestic demand, and market related downtime has resulted in relatively balanced industry supply/demand conditions. Published industry prices for linerboard increased approximately 12% from December 1999 to June 2000. During the third quarter of fiscal 2000, the Company implemented a price increase for corrugated products and retail bags and sacks. Also during the third fiscal quarter the Company took approximately 25,000 tons of mill downtime, the vast majority of which was market-related. Depending upon market conditions, the Company could accumulate, in the fourth quarter of fiscal 2000, as much or more mill downtime, as it took in the third fiscal quarter.

The Company's average delivered costs of OCC and DLK increased by 32% and 12% respectively, in the third quarter of fiscal 2000 compared to the second quarter of fiscal 2000, while the average delivered cost of wood chips decreased by 6% over the same period. Over the past several weeks the average delivered cost of recycled fiber has been trending downward. Fiber markets are difficult to predict; thus there can be no assurance of the future direction of wood chip, OCC and DLK prices.

On August 4, 2000 the Company amended certain financial covenants for the period ending September 2000 and beyond under its bank credit agreement to provide substantial additional financial flexibility. In connection with the amendment, the Company paid a one-time fee. The amendment also increased borrowing margins on the term loan and revolving loan.

The Company has received commitments to refinance and expand its trade receivables backed revolving credit facility. The refinancing, which is currently scheduled to close before the end of August 2000, will extend the facility to 2005 and will expand the facility to $125 million from $70 million. Upon completion, the approximate availability is estimated to be $95 million. The additional liquidity available under the facility, will be used for general corporate purposes, including, but not limited to, repayment of the bank revolver, working capital needs and capital expenditures. The Company will pay a one-time fee and will incur an increase in the borrowing margin in connection with the refinancing.

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

PENDING ACCOUNTING STANDARDS
----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. An amendment to SFAS 133, SFAS 137, was issued in July 1999, which defers by one year the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A further amendment to SFAS 133, SFAS 138, was issued on June 15, 2000, which amends certain accounting and reporting standards of SFAS 133, for certain derivative instruments and hedging activities. These statements will be adopted by the Company in fiscal 2001. The Company is in the process of determining what effect, if any, these statements will have on its results of operations or financial position.

YEAR 2000 ISSUE
---------------

Following the end of the Company's fiscal year in September 1999, the calendar year in December 1999 and the passing of leap year 2000, the Company experienced no major incidents related to the Year 2000 Issue, and does not expect to incur any material additional costs related to this issue in the future.



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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         On April 18, 2000, Daniel P. Casey, formerly, Executive Vice President and Chief Financial Officer was elected to the Board of Directors and named Vice Chairman. Mr. Casey continues as Chief Financial Officer. Concurrently, Dale E. Stahl resigned as the Company's President and Chief Operating Officer, and the Board of Directors elected Michael J. Keough to the position of President and Chief Operating Officer. Mr. Keough was previously Vice President and General Manager, Container Operations.


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

         4.2 Amendment No. 2 to the Credit Agreement dated as of August 4, 2000. By and between the Registrant and Bankers Trust Company as agent, and various lending institutions.

         27.1  Financial Data Schedule - filed herein.

         b)    No reports on Form 8-K were filed for the quarter ended June
               30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GAYLORD CONTAINER CORPORATION

Date:  August 9, 2000                    /s/ Marvin A. Pomerantz
                                         -------------------------------------
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer


Date:  August 9, 2000                    /s/ Jeffrey B. Park
                                         --------------------------------------
                                         Jeffrey B. Park
                                         Vice President, Finance
                                         (Principal Accounting Officer)