Form 10-K
period 2000-09-30
GAYLORD CONTAINER CORP /DE/
filed 2000-12-07
CIK 812700

                                      FORM
                                      10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 For the fiscal year ended September 30, 2000

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

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

                                                        Name of each exchange on
Title of each class                                             which registered
--------------------------------------------------------------------------------
CLASS A COMMON STOCK, $.0001 PAR VALUE PER SHARE         AMERICAN STOCK EXCHANGE
(55,222,094 shares outstanding as of November 27, 2000)

REDEEMABLE EXCHANGEABLE WARRANTS                         AMERICAN STOCK EXCHANGE
(830,735 warrants outstanding as of November 27, 2000)

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 27, 2000, was approximately $75 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 7, 2001 is incorporated into Part 3 of this Annual Report on Form 10-K.

PART 1
--------------------------------------------------------------------------------
Item 1.  BUSINESS
--------------------------------------------------------------------------------

DEVELOPMENT Gaylord Container Corporation (including its subsidiaries, the Company) acquired the business in 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. At September 30, 2000, the Company's facilities consisted of three containerboard and unbleached kraft paper mills, fourteen corrugated container plants, four corrugated sheet feeder plants, two multiwall bag plants, five retail bag plants, a preprint and graphics center, a cogeneration facility and through a wholly owned, independently operated subsidiary, a specialty chemical facility.
     On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging Company, L.L.C. (S&G Packaging) from its joint venture partner, Smurfit-Stone Container Corporation. S&G Packaging is the largest U.S. producer of retail bags. Its customer base includes supermarkets, quick-service restaurants, paper distributors and non-food mass merchandisers throughout North America and the Caribbean.
     Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced papermaking technology, improve product quality, realize operating efficiencies and maintain its existing facilities. The Company believes that all of its mills are low-cost producers in their respective products and that its Bogalusa mill is one of the premier mills in the industry. For fiscal 2001, capital spending is expected to be in the range of $35 to $40 million, while capital spending beyond fiscal 2001 will be targeted to approximate the Company's annual depreciation expense. Capital spending will, however, be adjusted from time to time as market conditions and available cash flows dictate.

GENERAL Corrugated containers are a safe and economical way to transport manufactured and bulk goods. Increasingly, corrugated containers are also used as integrated transportation and marketing devices in the form of point-of-sale displays. The major corrugated container end-use markets are food, beverage and agricultural products; paper and fiber products; petroleum, petrochemical resins, plastics and rubber products; glass and metal containers; electronic appliances; and electrical and other machinery. Most corrugated containers are produced and sold according to individual customer specifications.
     Corrugated containers and sheets are primarily delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated products make shipping costs a relatively high percentage of total costs. As a result, corrugated plants tend to be located close to customers to minimize freight costs.
     Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard to produce corrugated sheets, which are subsequently printed, cut, folded and glued to produce corrugated containers, in corrugated container or sheet plants.
     To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants, vertically integrated containerboard manufacturers routinely exchange containerboard with other manufacturers from mills in one location for containerboard having a similar value from mills located elsewhere in the United States. Containerboard producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis-weight ranges and trim widths and to obtain paper grades they do not produce.
     Multiwall bags are used by producers in such industries as pet food, chemical, agricultural, food, metal, plastics and rubber. Retail bags are used by supermarkets, quick-service restaurants and non-food mass merchandisers. Multiwall bags and retail bags are manufactured through a process of printing, cutting, folding and gluing kraft paper to meet customer specifications. Unbleached kraft paper is the principal raw material used in the manufacture of multiwall bags and retail bags.
     Cellulose fiber produced from wood chips and recycled fiber is the primary raw material used in the manufacture of containerboard and kraft paper. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.
     Calendar 2000 U.S. containerboard and unbleached kraft paper capacity are estimated by industry trade associations to be 36.5 million tons and 2.0 million tons, respectively. In calendar 1999, industry trade associations estimated U.S. corrugated product sales and multiwall bag sales to be $21.9 billion and $1.2 billion, respectively. Unbleached kraft containerboard and unbleached kraft paper capacity utilization rates in the U.S. have been estimated to average 93 percent and 90 percent, respectively, for the first nine months of calendar 2000 and 97 percent and 98 percent, respectively, in calendar 1999.
     Reduced capacity utilization rates, coupled with the rationalization of capacity associated with industry consolidation activities over the past several years and limited new containerboard capacity additions and stable domestic demand have resulted in relatively balanced industry supply/demand conditions.
     Demand for the Company's products are affected by the level of economic activity and the strength of the U.S. dollar. For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

SALES Corrugated containers and sheets, multiwall and retail bags, solid fibre products, containerboard and unbleached kraft paper collectively represented approximately 99 percent of the Company's net sales. Sales of the Company's products are not seasonal to any significant degree. Corrugated products are generally produced to customer order for delivery from one to ten days after receipt of the order. As a result, the Company's backlog generally does not exceed 3 percent of annual corrugated product sales.
     The Company sells its products to thousands of customers, with the ten largest, excluding sales to its affiliates, accounting for approximately 14 percent of net sales in fiscal 2000 and 15 percent in both fiscal 1999 and 1998. Excluding sales to affiliates, the Company's largest customer accounted for approximately 2 percent of the Company's net sales in fiscal 2000 and 1999 and 3 percent in fiscal 1998, respectively.
     Each corrugated converting facility has its own sales force that is responsible for marketing and distribution to local customers. A national account sales force handles corrugated converted product sales to large customers who utilize centralized purchasing for multiple locations. The Company's corrugated converted products sales force at September 30, 2000 consisted of approximately 105 salespersons. The kraft paper converting facilities have national sales forces in different geographic regions that are responsible for marketing and distribution to local customers in that region. At September 30, 2000, the kraft paper converted sales force consisted of approximately 20 salespersons.

     Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a small, centralized marketing and sales group.
     The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $69.6 million, $59.9 million and $64.5 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

PRODUCTS Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end-users. The Company also produces corrugated sheets, which are subsequently converted into corrugated containers by independent corrugated sheet plants. Corrugated shipments were 15.6 billion square feet in fiscal 2000, an increase of approximately 3 percent from the prior year. Corrugated shipments in fiscal 1999 increased approximately 6 percent from fiscal 1998.
     Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. The Company consumed the equivalent of approximately 89 percent in fiscal 2000 and 84 percent and 82 percent in both fiscal 1999 and fiscal 1998, respectively, of the Company's containerboard production and purchase commitments. Containerboard production decreased approximately 4 percent in fiscal 2000 to 1,242,400 tons from 1,293,600 tons in the prior year primarily as a result of taking market related downtime. Production of containerboard increased approximately 2 percent in fiscal 1999 compared to production of 1,264,500 tons in fiscal 1998. The Company has an agreement with one supplier to purchase 24,000 tons annually of corrugating medium at market prices through March of 2004.
     Multiwall Bags. The Company produces a variety of small to large multiwall bags and sells them to manufacturers and processors for packaging their products. The Company's multiwall bag shipments increased approximately 8 percent in fiscal 2000 to 58,000 tons from 53,500 tons in fiscal 1999. The Company's multiwall bag shipments decreased 10 percent in fiscal 1999 compared to shipments of 59,200 in fiscal 1998.
     Retail Bags. The Company produces retail bags in a variety of sizes and sells them to wholesale and retail distributors. In fiscal 2000, the Company shipped approximately 236,000 tons since the acquisition of S&G Packaging at the end of October 1999.
     Unbleached Kraft Paper. The Company is a supplier of unbleached kraft paper to its retail bag converting facilities, its multiwall bag converting facilities and to independent retail bag and multiwall bag converters. The Company's bag plants consumed approximately 97 percent in fiscal 2000 and approximately 69 percent and 71 percent, respectively, in fiscal 1999 and fiscal 1998 of its unbleached kraft paper production and purchase commitments. The increase in integration from 1999 to 2000 is attributable to the acquisition of S&G Packaging in October 1999. During fiscal 2000, the Company produced 263,200 tons of unbleached kraft paper. This compares with 263,800 tons and 260,300 tons in fiscal 1999 and fiscal 1998, respectively. In connection with the Company's acquisition of S&G Packaging the Company agreed to purchase at market prices 60,000 tons and 48,000 tons of kraft paper in fiscal 2000 and fiscal 2001, respectively, and 36,000 tons in each of fiscal 2002, fiscal 2003 and fiscal 2004 from Smurfit-Stone.
     Specialty Chemicals. Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company, utilizes a process stream from the Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, electronics, agricultural and pharmaceutical industries. Gaylord Chemical Corporation also markets dimethyl sulfone (DMSO2), a high-temperature solvent. Management believes that Gaylord Chemical Corporation produces approximately 65 percent of the domestic supply of DMSO and 35 to 40 percent of the world's supply of DMSO.
     Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products, which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used for corrugated containers.

RAW MATERIALS Fiber costs represented approximately 41 percent of the Company's containerboard and unbleached kraft paper costs in fiscal 2000. The Company had contracts that covered approximately 55 percent of its pulpwood and wood chip requirements and approximately 50 percent of its recycled fiber requirements in fiscal 2000.
     The Bogalusa, Louisiana mill uses approximately 70 to 75 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper, of which approximately 55 percent in fiscal 2000 and approximately 35 to 45 percent in fiscal 1999 and 1998 was supplied by a single supplier. The remainder was purchased on the open market. The Company has certain agreements through 2016, pursuant to which a single supplier is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at market prices. Recycled fiber, which consists primarily of old corrugated containers
(OCC) and double-lined kraft clippings (DLK), accounts for the remainder of the mill's fiber requirements. In fiscal 2000, Bogalusa mill had contracts that covered 95 percent of its OCC requirements, while its DLK requirements were purchased on the open market.
     The Antioch, California mill uses 100 percent recycled fiber, primarily OCC. Over the last three fiscal years, approximately 50 percent of the OCC used as a source of recycled fiber was supplied under annual contracts with several suppliers at market prices, while the remainder of its fiber needs were purchased on the open market. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide sufficient quantities of OCC at market prices.
     The Pine Bluff, Arkansas mill uses approximately 70 to 75 percent wood chips, of which approximately 48 percent was purchased in fiscal 2000 and 32 percent was purchased in fiscal 1999 and 1998 from a single supplier, pursuant to a supply contract. The remainder was purchased under annual contracts with a number of different chip suppliers. The contract with this single supplier provides for a supply of wood chips at market prices through June 30, 2001, at which time the Company anticipates it will be renegotiated. Recycled fiber, primarily DLK, accounts for the remainder of the mill's fiber requirements. The Pine Bluff mill purchased 100 percent of its DLK requirements on the open market.
     The fiber market is difficult to predict and there can be no assurance of the future direction of OCC, DLK and wood chip prices. Future increases in fiber prices would adversely affect the Company's results of operations.

ENERGY The operations of the Company's mills require significant amounts of steam, electricity and natural gas. Energy costs accounted for approximately 11 percent of the Company's containerboard and unbleached kraft paper production costs in fiscal 2000 and 10 percent in both fiscal 1999 and fiscal 1998. The Company procures natural gas that is used to produce steam and electrical power through short-term contractual arrangements with various suppliers at market prices. The Company has a supply agreement through 2003 at the Bogalusa mill, pursuant to which a single supplier will provide at contractual prices hog fuel (consisting of bark and other residual fiber from trees), which is used to generate steam. The remainder of the hog fuel used by the Bogalusa mill is either purchased on the open market or is generated at several chip mills with which the Company has long-term supply agreements. In fiscal 2000, the Bogalusa mill produced all of its steam and generated approximately 74 percent of its electricity requirements. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility. During the same period, the Antioch mill produced all of its steam and 96 percent of its electricity needs.
     The Company operates a natural gas powered cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill. The Company has a contract to sell a specified amount of electricity representing the cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company through 2013, subject to certain adjustments. Electricity sales pursuant to this agreement were $9.8 million, $8.2 million and $8.4 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.
     Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. Prices for energy are difficult to predict and there can be no assurance of future direction of prices. Future increases in energy prices would adversely affect the Company's results of operations.

COMPETITION Many of the Company's competitors are substantially larger and have significantly greater financial resources; however, the most important competitive factors are price, quality and service. The manufacture of containerboard and unbleached kraft paper is capital-intensive with high barriers to entry, because new facilities require substantial capital and can take at least two years to design and construct. Many of the Company's larger competitors own timberlands. Although the Company does not own timberlands, it has wood fiber supply agreements with forest products companies. See "Raw Materials."
     In contrast to paper mills, which manufacture containerboard and unbleached kraft paper, converting facilities, which consume the containerboard and unbleached kraft paper to produce corrugated products, multiwall bags and retail bags, have comparatively low barriers to entry. Competition in corrugated products and, to a lesser extent, multiwall bags and retail bags is primarily localized, with proximity to customers an important factor in minimizing shipping costs. There are a substantial number of competitors in each of the geographic areas in which the Company's converting facilities are located.

ENVIRONMENTAL MATTERS Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. In fiscal 2000, fiscal 1999 and fiscal 1998, the Company made capital expenditures for environmental purposes of approximately $10 million, $4 million and $2 million, respectively. Currently, the Company believes that it is in compliance in all material respects with current applicable federal, state and local environmental regulations. Future expenditures, primarily of a capital nature, for environmental compliance are estimated to be approximately $40 million over the next 7 years, including approximately $26 million to comply with the Cluster Rule as described below. Although future environmental regulations cannot be predicted with any certainty because of continuing changes in laws, the Company believes that compliance with such environmental regulations will not have a material adverse effect upon its financial position.
     In November 1997, the Environmental Protection Agency promulgated new air standards for pulping processes together with new water quality discharge limitations into what are commonly referred to as the "Cluster Rule" regulations for pulp and paper mills. Regulations for phase I of the Cluster Rule, including the Maxiumum Achievable Control Technology (MACT) I and MACT

III Standards, pertaining to air quality are applicable to kraft, soda, sulfite or semi-chemical pulping processes; mechanical pulping processes and processes using secondary or non-wood fibers, including unbleached paper mills of the type the Company operates. The Company is currently working towards compliance with the Cluster Rule MACT I and MACT III Standards pertaining to air quality. The Company expects to be fully compliant with these initial standards by the regulatory deadline April 2001 at a capital cost of approximately $10 million of which $4.3 million has been spent through fiscal 2000.
     New effluent (water) quality standards for unbleached paper mills were not included in the phase I Cluster Rules as promulgated. These standards are expected to be promulgated between 2000 and 2002. Also not included in the phase I regulations was the proposed MACT II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. The timeline for final promulgation of the MACT II Standard for the control of hazardous air pollutant emissions is expected in late 2000 or early 2001 pending resolution of substantive issues raised during the public comment period and as subsequently addressed by industry stakeholder groups. Preliminary estimates indicate that the Company could be required to make total capital expenditures of approximately $20 million (included in the overall number above) over eight years following issuance of these final rules, with approximately 75 percent to be spent in the first five years.
     The ultimate financial impact to the Company of these regulations cannot be predicted with certainty and will depend upon several factors, including an unforeseen change in final rules, the outcome of litigation, new developments in process-control technology and the impact of inflation.

EMPLOYEES At September 30, 2000, the Company employed approximately 5,100 people. Approximately 70 percent of the Company's employees are hourly wage employees, who are members of various labor unions. In fiscal 2000, labor contracts covering approximately 25 percent of the Company's union employees expired, and were renegotiated. The Bogalusa mill contract expired July 31, 2000 and is currently being renegotiated. The Company believes that the new contract will be signed in the near future. In addition, labor contracts covering approximately 13 percent of the Company's union employees are scheduled to expire before the end of fiscal 2001. The Company's labor agreements covering its employees at its Antioch and Pine Bluff mills expire in fiscal 2001 and fiscal 2002, respectively.
     The Company believes it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

Item 2.  PROPERTIES
--------------------------------------------------------------------------------


MANUFACTURING PROPERTIES The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities at September 30, 2000:


                                                                                                             OWNED/
PLANT                                       PRODUCTS                                                         LEASED
--------------------------------------------------------------------------------------------------------------------
Mills:
Antioch, California                         Containerboard                                                   Owned
Bogalusa, Louisiana                         Containerboard and unbleached kraft paper                        Owned
Pine Bluff, Arkansas                        Unbleached kraft paper and containerboard                        Owned

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

Bag Plants:
Alsip, Illinois                             Retail bags                                                      Leased
Elizabeth, New Jersey                       Retail bags                                                      Leased
Hodge, Louisiana                            Retail bags                                                      Leased
Pine Bluff, Arkansas                        Multiwall bags                                                   Owned
Plainfield, Illinois                        Retail bags                                                      Leased
Tolleson, Arizona                           Retail bags                                                      Leased
Twinsburg, Ohio                             Multiwall bags                                                   Leased

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company since its organization in 1986. Since 1980, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd., a real estate investment company. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products. He has served on the Board of Directors of Wellmark Blue Cross and Blue Shield of Iowa since 1998, Norwest Bank Iowa, N.A. since 1975 and Berkley, Inc., a sporting goods manufacturer, since 1976. He currently serves on the Board of Directors of the American Forest and Paper Association.
       Daniel P. Casey has served as Vice Chairman and Chief Financial Officer and a director of the Company since April 2000. From February 1990 to April 2000 he served as Executive Vice President and Chief Financial Officer of the Company. From July 1988 through February 1990, Mr. Casey served as Senior Vice President-Financial and Legal Affairs of the Company and from January 1988 through June 1988 in the same position for each of the Company and Mid-America Packaging, Inc. which merged with the Company in June 1988. From March 1987 through January 1988, Mr. Casey served as Vice President-Financial and Legal Affairs for each of the Company and Mid-America Packaging, Inc.
       Michael J. Keough has served as President and Chief Operating Officer of the Company since April 2000. From 1993 to April 2000, Mr. Keough served as Vice President and General Manager, Container Operations and from 1991 to 1993 as Vice President and General Manager, Bag Operations. He also served as a general manager and, subsequently, regional manager in the Container Division from 1986 to 1991.
       Lawrence G. Rogna has served as Senior Vice President of the Company since February 1990. From December 1988 through February 1990, Mr. Rogna served as Vice President-Human Resources of the Company. From 1981 to 1988 he was employed by Rohr Industries, Inc., a manufacturer of components for aircraft and space vehicles, where he served as Vice President, Human Resources from 1983 to 1988.

PART 2
--------------------------------------------------------------------------------

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company had 537 and 12 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 27, 2000.
     The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1996, all outstanding Warrants became exercisable and could be exchanged for one share of Class A Common Stock. As of September 30, 2000, the Company had outstanding 53,829,101 shares of Class A Common Stock (including 843,035 shares held in trust for the benefit of the Warrant holders) and 843,035 Warrants. See "Note 12 of Notes to Consolidated Financial Statements."
     Information with respect to quarterly high and low stock prices for the Company's Class A Common Stock and Warrants for each quarterly period for fiscal 2000 and fiscal 1999 is contained in "Note 21 of Notes to Consolidated Financial Statements."
     The Company's Board of Directors authorized in fiscal 1996 the repurchase of up to 6 million shares of the Company's Class A Common Stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuance in connection with the Company's employee stock option plans and employee stock purchase plan. No shares were repurchased in fiscal 2000, fiscal 1999 or fiscal 1998.
     The Company neither declared nor paid any dividends on its common stock during fiscal 2000, fiscal 1999 or fiscal 1998. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt.
     The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock is limited under the terms of its debt agreements. See "Note 9 of Notes to Consolidated Financial Statements."

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


INCOME STATEMENT DATA:                                             Year Ended September 30, (1)
                                               -------------------------------------------------------------
In millions, except per share data                 2000         1999         1998        1997       1996
------------------------------------------------------------------------------------------------------------
Net sales                                      $   1,167.6  $     870.6  $     842.6  $    759.3  $    922.0
Cost of goods sold                                   972.8        757.5        758.0       717.3       716.2
------------------------------------------------------------------------------------------------------------
Gross margin                                         194.8        113.1         84.6        42.0       205.8
Selling and administrative costs                    (113.9)       (98.4)       (91.3)      (81.1)      (99.1)
Non-recurring operating income (charges) (2)          14.4           --           --          --        (8.1)
------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                             95.3         14.7         (6.7)      (39.1)       98.6
Interest expense - net                               (91.7)       (85.4)       (82.1)      (80.7)      (78.3)
Other income (expense) - net                           1.5         (4.5)        (4.2)       (1.6)       (0.2)
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                      5.1        (75.2)       (93.0)     (121.4)       20.1
Income tax benefit (provision)                        (2.7)        28.8         35.6        47.1        (8.3)
------------------------------------------------------------------------------------------------------------
Income (loss) before
   extraordinary items                                 2.4        (46.4)       (57.4)      (74.3)       11.8
Extraordinary loss (3)                                  --           --        (25.1)       (7.7)       (3.2)
------------------------------------------------------------------------------------------------------------
Net income (loss)                              $       2.4  $     (46.4) $     (82.5) $    (82.0) $      8.6
------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic:
      Income (loss) before
         extraordinary items                   $      0.05  $     (0.87) $     (1.08) $    (1.40) $     0.22
      Extraordinary loss (3)                            --           --        (0.47)      (0.15)      (0.06)
------------------------------------------------------------------------------------------------------------
Net income (loss)                              $      0.05  $     (0.87) $     (1.55) $    (1.55) $     0.16
------------------------------------------------------------------------------------------------------------
   Diluted (4):
      Income (loss) before
         extraordinary items                   $      0.05  $     (0.87) $     (1.08) $    (1.40) $     0.22
      Extraordinary loss (3)                            --           --        (0.47)      (0.15)      (0.06)
------------------------------------------------------------------------------------------------------------
Net income (loss)                              $      0.05  $     (0.87) $     (1.55) $    (1.55) $     0.16
------------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding                                 53.8         53.4         53.2        52.8        54.0
------------------------------------------------------------------------------------------------------------
Weighted average common and common
   share equivalents                                  54.0         53.8         53.9        53.5        54.7
------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:                                                    September 30,
                                               -------------------------------------------------------------
In millions                                       2000         1999         1998        1997         1996
------------------------------------------------------------------------------------------------------------
Current assets                                 $     261.1  $     240.1  $     210.8  $    204.2  $    236.1
Property - net                                       575.0        558.9        573.4       586.1       612.3
Other assets                                         198.1        219.0        195.6       139.6        84.6
------------------------------------------------------------------------------------------------------------
Total assets                                   $   1,034.2  $   1,018.0  $     979.8  $    929.9  $    933.0
------------------------------------------------------------------------------------------------------------
Current liabilities                            $     162.3  $     144.4  $     127.3  $    167.3  $    166.3
Long-term debt (less current
   maturities)                                       911.2        924.8        863.3       701.7       623.1
Other long-term liabilities                           47.5         39.6         36.7        26.3        29.1
------------------------------------------------------------------------------------------------------------
Total liabilities                                  1,121.0      1,108.8      1,027.3       895.3       818.5
Stockholders' equity (deficit)                       (86.8)       (90.8)       (47.5)       34.6       114.5
------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity (deficit)              $   1,034.2  $   1,018.0  $     979.8  $    929.9  $    933.0
------------------------------------------------------------------------------------------------------------


(1) The Company operates on a 52/53-week fiscal year. All fiscal years from 1996 through 2000 are on a 52-week year except fiscal 1996, which was a 53-week year.

(2) In fiscal 2000, the Company recorded a $14.4 million gain on the sale of emission credits that were held in California. In fiscal 1996, the Company recorded an $8.1 million charge against operating earnings for costs associated with a staff reduction program which eliminated approximately 8 percent of the Company's salaried positions.

(3) In fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all of the then outstanding senior subordinated debentures ($404.3 million principal amount) due in 2005. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million. In addition, in fiscal 1998, the Company refinanced its bank credit facility establishing a term loan and a new revolving credit facility. The Company used the proceeds to retire a revolving loan, repay a portion of the Trade Receivable Facility and for general corporate purposes. In conjunction with this refinancing, an extraordinary loss of $1.2 million was recognized, net of an income tax benefit of $0.7 million. See "Note 3 of Notes to Consolidated Financial Statements."
       In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due in 2007 and used the proceeds to redeem and retire all of the then outstanding senior notes ($179.7 million principal amount) due in 2001 and to repay borrowings under the revolving portion of its credit facilities. The early retirement of debt resulted in an extraordinary loss of $7.7 million, net of an income tax benefit of $5.0 million. See "Note 3 of Notes to Consolidated Financial Statements."
       In fiscal 1996, the Company recorded an extraordinary loss of $3.2 million, net of an income tax benefit of $2.3 million, on the early retirement of approximately $75.2 million principal amount of the Company's publicly traded debt.

(4) Basic and diluted loss per common share are equal in fiscal 1999, fiscal 1998 and fiscal 1997 due to the antidilutive effect of the common share equivalents.

--------------------------------------------------------------------------------
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL Demand for brown paper packaging has historically corresponded primarily to changes in the rate of growth of the manufacturing sector in the U.S. economy. Growth in the U.S. economy generally stimulates demand for packaging products.
     Historically, the industry's cyclical nature has been driven by the inelasticity of supply due to the capital-intensive nature of the industry. Because productive capacity cannot be added quickly, containerboard and unbleached kraft paper inventory levels tend to fall during periods of rising demand, exerting upward pressure on prices. In periods when capacity exceeds demand, efforts to control inventory levels have been viewed as limited, because containerboard and unbleached kraft paper mills operate most economically near capacity operating levels. The rationalization of capacity associated with industry consolidation activities and reduced capacity utilization rates over the past several years combined with limited new containerboard capacity additions and stable domestic demand have resulted in relatively balanced industry supply/demand conditions.
     Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. The Company can vary its production of unbleached kraft paper, depending on market conditions, because all four of the

Company's paper machines that produce unbleached kraft paper also have the capability to produce containerboard.
     Published prices for linerboard recovered from the cyclical low in fiscal 1997 by average year over year increases of approximately 6 percent, 16 percent and 12 percent in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. Average grocery sack paper prices remained flat in fiscal 1998 from fiscal 1997 and increased year over year 3 percent and 9 percent in fiscal 1999 and fiscal 2000, respectively.

RESULTS OF OPERATIONS Year ended September 30, 2000 (fiscal 2000) Compared with Year ended September 30, 1999 (fiscal 1999). Net sales for fiscal 2000 were $1,167.6 million, an increase of 34 percent compared with net sales of $870.6 million in fiscal 1999. Operating income for fiscal 2000 was $95.3 million compared with $14.7 million in fiscal 1999. Fiscal 2000 resulted in a net profit of $2.4 million, or $0.05 per share, compared to a net loss of $46.4 million, or $0.87 per share in fiscal 1999.
     Sales in fiscal 2000 were favorably affected by higher average net selling prices and higher corrugated shipments, which increased net sales by approximately $139.5 million and approximately $14.0 million, respectively. Also, the acquisition of S&G Packaging increased net sales $143.6 million in fiscal 2000.
     Gross margin increased to $194.8 million in fiscal 2000 from $113.1 million in the prior year primarily due to higher prices for the Company's products of $118 million net of $22 million of higher containerboard and kraft paper costs. The higher prices were somewhat offset by higher fiber costs of $25 million and higher energy costs of $8 million.
     Corrugated shipments increased approximately 3 percent in fiscal 2000 to
15.6 billion square feet compared to 15.2 billion square feet in fiscal 1999, primarily as a result of increased demand for our products. Multiwall bag shipments increased approximately 8 percent to 58.0 thousand tons in fiscal 2000 compared to 53.5 thousand tons in the prior year. Total mill production decreased by 3.3 percent to 4,137 tons per day (TPD, calculated on the basis of the number of days in the period) in fiscal 2000 compared to 4,279 TPD in fiscal 1999 as a result of the Company taking market related downtime. Containerboard production decreased approximately 4 percent to 3,414 TPD in fiscal 2000 compared to 3,554 TPD in fiscal 1999. Unbleached kraft paper production remained relatively unchanged at 723 TPD in fiscal 2000 compared to 725 TPD in fiscal 1999.
     Average selling prices increased approximately 17 percent for corrugated products and increased approximately 4 percent for multiwall bags in fiscal 2000 compared to fiscal 1999. Average selling prices increased for the Company's domestic linerboard, export linerboard and unbleached kraft paper by approximately 27 percent, 24 percent and 19 percent, respectively, in fiscal 2000 compared to fiscal 1999.
     Fiber costs increased primarily due to higher average delivered costs for recycled fiber. The average delivered cost for OCC (old corrugated containers) and DLK (double-lined kraft clippings) increased approximately 45 percent and 46 percent, respectively, in fiscal 2000 compared to fiscal 1999, primarily due to increased global demand. In contrast, the average delivered cost for wood chips decreased by approximately 7 percent in fiscal 2000 compared to the prior year.
     Selling and administrative costs were $113.9 million in fiscal 2000 compared to $98.4 million in fiscal 1999. This increase was due primarily to the inclusion of selling and administrative costs of S&G Packaging and management reorganization costs.
     In the fourth quarter of fiscal 2000, emission credits in California with a book value of $5.6 million were sold for $20.1 million. This resulted in a gain of $14.4 million after deducting costs associated with the sale of approximately $0.1 million.

     Net interest expense increased to $91.7 million in fiscal 2000 from $85.4 million in fiscal 1999. Higher average debt levels increased interest expense by approximately $5.8 million and higher average borrowing rates increased interest expense by approximately $0.5 million.
     The Company recorded a tax provision of $2.7 million in fiscal 2000 compared to a tax benefit of $28.8 million in fiscal 1999. The effective tax rate was approximately 53 and 38 percent in fiscal 2000 and fiscal 1999, respectively. The unusually high tax rate in fiscal 2000 was the result of the relatively high level of permanent differences between book and taxable income compared to the low level of pre-tax income.

     Year ended September 30, 1999 (fiscal 1999) Compared with Year ended September 30, 1998 (fiscal 1998). Net sales for fiscal 1999 were $870.6 million, an increase of 3 percent compared with net sales of $842.6 million in fiscal 1998. Operating income for fiscal 1999 was $14.7 million compared with an operating loss of $6.7 million in fiscal 1998. Fiscal 1999 resulted in a net loss of $46.4 million, or $0.87 per share, compared to a net loss of $82.5 million, or $1.55 per share in fiscal 1998, which included a $25.1 million extraordinary loss ($0.47 per share) on the early retirement of debt.
     Sales in fiscal 1999 were unfavorably affected by lower average net selling prices, which decreased net sales by approximately $7 million. Higher corrugated shipments increased net sales by approximately $36 million in the year-to-year comparison.
     Gross margin increased to $113.1 million in fiscal 1999 from $84.6 million in the prior year primarily due to lower fiber costs ($19 million) and higher volume ($11 million). These improvements were offset in part by reduced earnings from the Company's chemical subsidiary, as a result of a significant decline in demand for the subsidiary's products in Asian markets in the first half of fiscal 1999 ($3 million).
     Corrugated shipments increased approximately 6 percent in fiscal 1999 to
15.2 billion square feet compared to 14.3 billion square feet in fiscal 1998, primarily as a result of opening a new sheet feeder plant in the first quarter of fiscal 1998 and increased demand. Multiwall bag shipments decreased approximately 9 percent to 53.5 thousand tons in fiscal 1999 compared to 59.0 thousand tons in the prior year. Total mill production increased by 2 percent to 4,279 tons per day (TPD, calculated on the basis of the number of days in the period) in fiscal 1999 compared to 4,189 TPD in fiscal 1998. Containerboard production increased approximately 2 percent to 3,554 TPD in fiscal 1999 compared to 3,474 TPD in fiscal 1999. Unbleached kraft paper production increased approximately 1 percent to 725 TPD in fiscal 1999 from 715 TPD in fiscal 1998.
     Average selling prices were essentially unchanged for corrugated products and increased approximately 5 percent for multiwall bags (due mainly to a mix change) in fiscal 1999 compared to the prior year. Average selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper, by approximately 4 percent, 5 percent and 7 percent, respectively, in fiscal 1999 compared to fiscal 1998.
     Fiber costs decreased primarily due to lower average delivered costs for recycled fiber and wood chips. The average delivered cost for OCC (old corrugated containers) and DLK (double-lined kraft clippings) decreased approximately 12 percent and 9 percent, respectively, in fiscal 1999 compared to fiscal 1998, primarily due to decreased demand. In addition, the average delivered cost for wood chips decreased by approximately 11 percent in fiscal 1999 compared to the prior year. Unusually wet weather in the southern U.S. resulted in higher wood chip costs in fiscal 1998.
     Selling and administrative costs were $98.4 million in fiscal 1999 compared to $91.3 million in fiscal 1998. This increase was due primarily to higher information system costs related primarily to the Year 2000 effort, and increased long-term incentive and litigation costs.

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


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

GENERAL The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt. The Company is currently prohibited from paying dividends and making purchases of additional common stock by the terms of its bank credit agreement and public debt securities.
     Net cash provided by operations for fiscal 2000 was $65.0 million as compared to net cash used by operations of $21.7 million for fiscal 1999. The improvement was due to an increase of operating income for fiscal 2000.
     Capital expenditures of $34.6 million in fiscal 2000 increased by $14.9 million from fiscal 1999. Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced papermaking technology, improve product quality, realize operating efficiencies and maintain its existing facilities. For fiscal 2001, capital spending is expected to be in the range of $35 to $40 million, while capital spending beyond fiscal 2001 will be targeted to approximate the Company's annual depreciation expense. Capital spending will, however, be adjusted from time to time as market conditions and available cash flows dictate.
     In fiscal 1992, the Company determined it would be unlikely that its Antioch, California unbleached kraft paper mill (the East Mill), which was closed in fiscal 1991, could be sold as a mill site or that the East Mill, or a portion thereof, could be operated economically by the Company. In fiscal 2000, the Company incurred approximately $1.8 million of costs for demolition and asbestos removal and to maintain the East Mill. Such costs were net of proceeds from the sale of scrap. At the end of fiscal 2000 no material spending remained for demolition work and the net book value of the East Mill was $6.1 million.
     In connection with the acquisition of S&G Packaging, the Company paid Smurfit-Stone $0.5 million for its 65 percent interest. In addition,

Smurfit-Stone forgave $4.0 million of its trade receivable for kraft paper sold to S&G Packaging. The Company repaid, through borrowings on its own revolver, $32.6 million outstanding on S&G Packaging's revolving loan facility, which was then terminated. The Company recorded accruals of approximately $3.3 million to purchase accounting reserves relating to severance and closure costs. In addition, in the first and second quarters of fiscal 2000 the Company recorded through income from operations $1.0 million related to such closure costs in respect of its pre-existing 35% ownership of S&G Packaging. These costs were associated primarily with the integration of S&G Packaging's Corporate headquarters facility and the closure of the S&G Packaging facility in Yulee, Florida. During fiscal 2000 $2.5 million was expended related to such costs and $1.6 million was reversed within the purchase price allocation, as the cost of management's plan was less than originally estimated. The balance of the related reserves at September 30, 2000, was $0.2 million. Substantially all of the remaining accrual (primarily lease termination costs) will be expended over the next six months.

LIQUIDITY At September 30, 2000, the Company had cash and equivalents of $0.7 million, a decrease of $9.7 million from September 30, 1999 as cash used in financing and investments exceeded cash provided by operations. Total debt of $928.1 million decreased by $7.6 million from $935.7 million at September 30, 1999. The decrease in borrowings was primarily due to improved earnings from operations and the gain from the sale of emission credits. In August 2000, the Company extended and expanded its trade receivables-backed revolving credit facility. The facility was extended to 2005 and the facility was expanded from $70 million to $125 million of which approximately $98 million was available and outstanding at September 30, 2000. In addition, during fiscal 2000, the Company and its lenders amended the financial covenants of the bank credit agreement to provide additional financial flexibility. The Company had approximately $118 million of revolver borrowings outstanding and approximately $147 million available under the revolving portion of its credit agreements at September 30, 2000.
     At September 30, 2000, the Company had primary working capital of $182.3 million, an increase of $21.6 million from September 30, 1999, due to increased inventories, offset somewhat by increased trade payables, both of which were primarily due to the acquisition of S&G Packaging.
     The rationalization of capacity associated with industry consolidation activities and reduced capacity utilization rates over the past several years combined with limited new containerboard capacity additions and stable domestic demand has resulted in relatively balanced industry supply/demand conditions. During fiscal 2000, published prices of linerboard and grocery sack paper increased by $50 per ton. Subsequently, the Company implemented corresponding price increases for its corrugated products in fiscal 2000.
     In the fourth quarter of fiscal 2000, average delivered costs for wood chips increased by approximately 2 percent compared to the third quarter of the fiscal year. Average delivered prices for OCC and DLK decreased approximately 38 and 17 percent, respectively, in the fourth quarter of fiscal 2000 compared to the third quarter of fiscal 2000. Fiber markets are difficult to predict, and there can be no assurance of the future direction of OCC, DLK and wood chip prices.
     Based on current prices for converted products, current raw material and energy costs and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months.

PENDING ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative

Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. An amendment to SFAS 133, SFAS 137, was issued in July 1999, which defers by one year the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A further amendment to SFAS 133, SFAS 138, was issued on June 15, 2000, which amends certain accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities. These statements have been adopted by the Company on October 1, 2000 and are not expected to have a significant effect on the Company's consolidated results of operations or financial position.

YEAR 2000 ISSUE
Following the end of the Company's fiscal year in September 1999, the calendar year in December 1999 and the passing of leap year 2000, the Company experienced no major incidents related to the Year 2000 Issue, and does not expect to incur any material additional costs related to this issue in the future.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company is subject to market risk associated with changes in interest rates due to its variable rate debt. The impact on the Company's cash flows and pre-tax results of operations from a 1 percent change in interest rates is approximately $2.5 million.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


                 Gaylord Container Corporation and Subsidiaries


INDEX TO FINANCIAL STATEMENTS

                                                                                 Page
Independent Auditors' Report                                                      18
--------------------------------------------------------------------------------------
Consolidated Balance Sheets at September 30, 2000 and 1999                        19
--------------------------------------------------------------------------------------
Consolidated Statements of Operations for the Years
Ended September 30, 2000, 1999 and 1998                                           20
--------------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
Ended September 30, 2000, 1999 and 1998                                           21
--------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows for the Years
Ended September 30, 2000, 1999 and 1998                                           22
--------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                        23
--------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Gaylord Container Corporation:

       We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the Company) as of September 30, 2000 and 1999 and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 2000, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



Deloitte & Touche LLP

Chicago, Illinois
October 26, 2000

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2000 AND 1999

In millions                                              2000        1999
---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                                $    0.7    $   10.4
   Trade receivables (less allowances of $7.8 and
       $6.7, respectively) (Note 9)                       149.6       149.8
   Inventories (Note 5)                                    92.6        67.1
   Prepaid expenses                                         5.5         5.1
   Other                                                   12.7         7.7
---------------------------------------------------------------------------
     Total current assets                                 261.1       240.1
---------------------------------------------------------------------------
Property - net (Notes 6 and 14)                           575.0       558.9
Other assets:
   Deferred charges (Note 7)                               19.1        20.0
   Deferred income taxes (Note 8)                         147.1       152.1
   Other (Notes 4 and 9)                                   31.9        46.9
---------------------------------------------------------------------------
Total                                                  $1,034.2    $1,018.0
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt (Note 9)       $   16.9    $   10.9
   Trade payables                                          59.9        56.2
   Accrued interest payable                                16.7        16.2
   Accrued and other liabilities (Note 10)                 68.8        61.1
---------------------------------------------------------------------------
     Total current liabilities                            162.3       144.4
---------------------------------------------------------------------------
Long-term debt (Note 9)                                   911.2       924.8
Other long-term liabilities (Note 10)                      47.5        39.6
Commitments and contingencies (Note 16)                    --          --
Stockholders' equity (deficit) (Notes 11, 12 and 13)
   Class A common stock                                    --          --
   Capital in excess of par value                         179.1       178.2
   Accumulated deficit                                   (254.9)     (257.0)
   Common stock in treasury - at cost                     (10.3)      (10.9)
   Accumulated other comprehensive income (loss):
     Minimum pension liability (Note 15)                   (0.7)       (1.1)
---------------------------------------------------------------------------
     Total stockholders' equity (deficit)                 (86.8)      (90.8)
---------------------------------------------------------------------------
Total                                                  $1,034.2    $1,018.0
===========================================================================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES


FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

In millions, except per share data                                   2000            1999          1998
---------------------------------------------------------------------------------------------------------
Net sales                                                          $1,167.6        $ 870.6        $ 842.6
Cost of goods sold                                                    972.8          757.5          758.0
---------------------------------------------------------------------------------------------------------
   Gross margin                                                       194.8          113.1           84.6
Selling and administrative costs                                     (113.9)         (98.4)         (91.3)
Non-recurring operating income (Note 2)                                14.4            --             --
---------------------------------------------------------------------------------------------------------
   Operating earnings (loss)                                           95.3           14.7           (6.7)
Interest expense - net (Note 9)                                       (91.7)         (85.4)         (82.1)
Other income (expense) - net                                            1.5           (4.5)          (4.2)
---------------------------------------------------------------------------------------------------------
   Income (loss) before taxes and
      extraordinary items                                               5.1          (75.2)         (93.0)
Income tax (expense) benefit (Note 8)                                  (2.7)          28.8           35.6
---------------------------------------------------------------------------------------------------------
   Income (loss) before extraordinary items                             2.4          (46.4)         (57.4)
Extraordinary loss (Note 3)                                             --             --           (25.1)
---------------------------------------------------------------------------------------------------------
   Net income (loss)                                                  $ 2.4        $ (46.4)       $ (82.5)
---------------------------------------------------------------------------------------------------------

Net income (loss) per common share (Note 19):
   Basic and diluted:
     Income (loss) before extraordinary items                        $ 0.05        $ (0.87)       $ (1.08)
     Extraordinary loss (Note 3)                                        --             --           (0.47)
---------------------------------------------------------------------------------------------------------
   Net income (loss)                                                 $ 0.05        $ (0.87)       $ (1.55)
---------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998



                                    Common stock                                                       Accumulated
                               ---------------------                                                      other          Total
                                      Class A          Capital in   Accumulated     Treasury stock     Comprehensive  Stockholders'
                               ---------------------    excess of     earnings    -------------------     income         equity
Dollars in millions            Shares       Dollars     par value    (deficit)     Shares     Dollars     (loss)       (deficit)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
SEPTEMBER 30, 1997             54,573,164   $  --     $    175.6    $   (128.1)    1,546,203   $ (11.4)   $  (1.5)      $ 34.6
Comprehensive income (loss)
  Net loss                                     --           --           (82.5)         --        --         --          (82.5)
  Other comprehensive income
    (loss):
    Adjustment of minimum
      pension liability              --        --           --            --            --        --         (1.6)        (1.6)
-----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income
    (loss):                          --        --           --           (82.5)         --        --         (1.6)       (84.1)
Options exercised                 199,478      --            1.5          --            --        --         --            1.5
Restricted stock - net             13,850      --            0.3          --            --        --         --            0.3
Other                                --        --           --            --         (33,639)      0.2       --            0.2
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1998             54,786,492      --          177.4        (210.6)    1,512,564     (11.2)      (3.1)       (47.5)
Comprehensive income (loss)
  Net loss                           --        --           --           (46.4)         --        --         --          (46.4)
  Other comprehensive income
    (loss):
    Adjustment of minimum
      pension liability              --        --           --            --            --        --          2.0          2.0
-----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income
    (loss):                          --        --           --           (46.4)         --        --          2.0        (44.4)
Options exercised                 168,151      --            0.6          --            --        --         --            0.6
Restricted stock - net              4,650      --            0.2          --            --        --         --            0.2
Other                              32,116      --           --            --         (44,598)      0.3       --            0.3
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1999             54,991,409      --          178.2        (257.0)    1,467,966     (10.9)      (1.1)       (90.8)
Comprehensive income (loss)
  Net income                         --        --           --             2.4          --        --         --            2.4
  Other comprehensive income
    (loss):
    Adjustment of minimum
      pension liability              --        --           --            --            --        --          0.4          0.4
-----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income
    (loss):                          --        --           --             2.4          --        --          0.4          2.8
Options exercised                  29,235      --            0.2          --            --        --         --            0.2
Restricted stock - net            196,100      --            0.7          --            --        --         --            0.7
Other                               6,950      --           --            (0.3)      (73,373)      0.6       --            0.3
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 2000             55,223,694   $  --     $    179.1    $   (254.9)    1,394,593   $ (10.3)   $  (0.7)      $(86.8)
-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

In millions                                                2000      1999    1998
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                         $  2.4   $(46.4)  $(82.5)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operations:
    Extraordinary loss (Note 3)                             --       --       25.1
    Depreciation and amortization                           53.1     53.0     65.6
    Deferred tax expense (benefit)                           2.3    (28.8)   (30.1)
    Acquisition restructuring expenditures                  (1.5)    (0.4)    (0.6)
    Change in current assets and liabilities,
      excluding acquisitions and dispositions:
        Receivables                                         15.2    (27.4)   (21.8)
        Inventories                                          3.2      6.1      4.1
        Prepaid expenses and other current assets           (1.1)    (3.0)     4.7
        Accounts payable and other accrued liabilities     (13.9)    17.8    (24.7)
    Other - net                                              5.3      7.4      2.7
----------------------------------------------------------------------------------
Net cash provided by (used in) operations                   65.0    (21.7)   (57.5)
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                     (34.6)   (19.7)   (39.7)
  Capitalized interest                                      (0.5)    (0.6)    (1.6)
  Acquisition - net                                          1.4     --       --
  Other investments - net                                   (0.8)    (2.2)    (1.4)
----------------------------------------------------------------------------------
Net cash used in investments                               (34.5)   (22.5)   (42.7)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
  Early extinguishment of debt (Notes 3 and 9)              --       --     (436.9)
  Issuance of debt (Notes 3 and 9)                          --       --      575.0
  Senior debt repayments (Note 18)                         (63.7)    (9.5)   (15.7)
  Debt issuance costs                                       (1.8)    --      (15.3)
  Revolving credit agreement borrowings - net (Note 18)     23.0     56.5     (8.5)
  Other financing - net                                      2.3      1.9      1.2
----------------------------------------------------------------------------------
Net cash provided by (used in) financing                   (40.2)    48.9     99.8
----------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents             (9.7)     4.7     (0.4)
Cash and equivalents, beginning of year                     10.4      5.7      6.1
----------------------------------------------------------------------------------
Cash and equivalents, end of year                         $  0.7   $ 10.4   $  5.7
==================================================================================



See notes to consolidated financial statements.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


1. GENERAL/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of brown paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall and retail bags, and, through a wholly owned, independently operated subsidiary, specialty chemicals. Corrugated containers and sheets, multiwall and retail bags, solid fibre products, containerboard and unbleached kraft paper collectively represent approximately 99 percent of the Company's net sales. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper, which it converts into multiwall and retail bags or sells to independent converters.
         At September 30, 2000, the Company's facilities, which are located throughout the United States, consist of three containerboard and paper mills, fourteen corrugated container plants, five retail bag plants, four corrugated sheet feeder plants, two multiwall bag plants, a preprint and graphics center, a cogeneration facility and, through a wholly owned, independently operated subsidiary, a specialty chemical facility.
         Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include allowance for bad debts, credit memos, cash discounts, LIFO valuation, recovery of long lived assets, insurance reserves, and realization of deferred tax assets. Actual results may differ from such estimates.
         Summary of Significant Accounting Policies - The Company's accounting policies conform to accounting principles generally accepted in the United States of America. Significant policies followed are described below:
         Basis of Consolidation - The consolidated financial statements at September 30, 2000 and 1999, and for the years ended September 30, 2000 (fiscal
2000), September 30, 1999 (fiscal 1999), and September 30, 1998 (fiscal 1998), include all the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53-week fiscal year. Fiscal 2000, fiscal 1999 and fiscal 1998 were 52-week fiscal years. Certain amounts on the consolidated financial statements and footnotes have been reclassified to conform with the current year presentation.
         Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with which the Company has reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the Consolidated Statements of Operations. In the Consolidated Balance Sheets, however, trade receivables due from and trade payables due to Exchange Partners are not eliminated because a contractual right of offset does not exist.
         Valuation of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management believes circumstances, including current product prices, support the recoverability of such long-lived assets.
         Cash and Equivalents - The Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

commercial paper, with an original or purchased maturity of three months or less, to be cash equivalents.
         Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.
         Property is stated at cost and includes interest capitalized during construction periods. Maintenance and repairs are charged to expense as incurred.
         Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and three to 20 years for machinery and equipment.
         Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized. Amortization of deferred financing costs is computed using the effective interest rate method over the term of the related debt and is classified as interest expense.
         Investment in Affiliates - The equity method of accounting is applied to affiliates in which the Company's ownership interest is greater than 20 percent but less than or equal to 50 percent. Goodwill is recognized for investments in affiliates where cost exceeds the Company's equity in net assets acquired. In general, goodwill is amortized over the average remaining useful life of the unconsolidated affiliate's property, plant and equipment or such shorter period as circumstances indicate. The Company's proportionate share of earnings in unconsolidated affiliates accounted for by the equity method, net of amortization of goodwill, is included in "Other income (expense) - net" in the Company's Consolidated Statements of Operations. The cost method of accounting is applied to affiliates in which the Company's ownership interest is less than or equal to 20 percent.
         Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 8).
         Earnings Per Common Share is calculated in accordance with SFAS No. 128, "Earnings Per Share", (see Note 19).

2. NON-RECURRING OPERATING INCOME In the fourth quarter of fiscal 2000, emission credits in California with a book value of $5.6 million were sold for $20.1 million. This resulted in a gain of $14.4 million after deducting costs associated with the sale of approximately $0.1 million.

3. EXTRAORDINARY ITEMS In fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due in 2007 and $250 million principal amount of 9 7/8% Senior Subordinated Notes due in 2008 and used the proceeds to redeem and retire all of the then outstanding senior subordinated debentures ($404.3 million principal amount) due in 2005. In conjunction with the retirement, approximately $6.1 million of deferred financing fees were written off. The early retirement of debt resulted in an extraordinary loss of $23.9 million, net of an income tax benefit of $14.8 million.
       Also in fiscal 1998, the Company refinanced its bank credit facility establishing a term loan and a new revolving credit facility. In conjunction with this refinancing, approximately $1.9 million of deferred financing fees were written off. This transaction resulted in an extraordinary loss of $1.2 million, net of an income tax benefit of $0.7 million.

--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


4. INVESTMENT IN AFFILIATES On October 28, 1999, the Company acquired the remaining 65 percent of S&G Packaging Company, L.L.C. (S&G Packaging) it did not already own from Smurfit-Stone Container Corporation (Smurfit-Stone). S&G Packaging was a joint venture formed with Smurfit-Stone in July 1996, when the Company contributed retail bag manufacturing net assets with a carrying value of approximately $32.3 million (of which Property - net accounted for approximately $25.1 million) in exchange for a 35 percent equity interest in the new company. S&G Packaging is the largest U.S. producer of retail paper bags. Product sales to S&G Packaging during fiscal 2000 (pre acquisition), fiscal 1999 and fiscal 1998 were approximately $4.6 million, $42.2 million and $46.3 million, respectively.
        In connection with this transaction, the Company paid to Smurfit-Stone $0.5 million for its 65 percent interest and repaid through borrowings on its revolver, $32.6 million outstanding on S&G Packaging's revolving loan facility, which was then terminated. In addition, Smurfit-Stone forgave $4.0 million of its trade receivable for kraft paper sold to S&G Packaging. S&G Packaging also entered into a paper supply agreement to purchase at market prices 60,000 tons and 48,000 tons of kraft paper in fiscal 2000 and fiscal 2001, respectively, and 36,000 tons in each of fiscal 2002, fiscal 2003 and fiscal 2004, from Smurfit-Stone. The Company has accounted for this transaction as a purchase business combination. Beginning on October 29, 1999, the operating results of S&G Packaging have been fully consolidated with the Company's Results of Operations. Prior to acquiring the remaining 65 percent of S&G Packaging, the Company accounted for S&G Packaging under the equity method and recognized its proportionate share of earnings, net of amortization of goodwill, in Other income (expense)-net. The Company recorded accruals of approximately $3.3 million to purchase accounting reserves relating to severance and closure costs. In addition, in the first and second quarters of fiscal 2000 the Company recorded through income from operations $1.0 million related to such closure costs in respect of its pre-existing 35% ownership of S&G Packaging. These costs were associated primarily with the integration of S&G Packaging's Corporate headquarters facility and the closure of the S&G Packaging facility in Yulee, Florida. During fiscal 2000 $2.5 million was expended related to such costs and $1.6 million was reversed within the purchase price allocation, as the cost of management's plan was less than originally estimated. The balance of the related reserves at September 30, 2000, was $0.2 million. Substantially all of the remaining accrual (primarily lease termination costs) will be expended over the next six months.
         The Company owns a 50 percent interest in Gaylord Central National, Inc. (GCN), a joint venture formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during fiscal 2000, fiscal 1999 and fiscal 1998 were approximately $24.0 million, $20.9 million and $22.1 million, respectively.
         The Company has a 50 percent ownership interest in a joint venture that, through a wholly owned subsidiary, produces corrugated sheets and corrugated containers in Mexico. Product sales to this company during fiscal 2000, fiscal 1999 and fiscal 1998, were approximately $4.7 million, $2.9 million and $4.1 million, respectively.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

5. INVENTORIES
Inventories consist of:


                                                   September 30,
                                               ----------------------
In millions                                      2000           1999
---------------------------------------------------------------------
Finished products                                $ 29.1         $ 9.1
In process                                         53.2          42.7
Raw materials                                       6.7           9.0
Supplies                                           14.9          15.0
---------------------------------------------------------------------
                                                  103.9          75.8
LIFO valuation adjustment                         (11.3)         (8.7)
---------------------------------------------------------------------
  Total                                          $ 92.6        $ 67.1
=====================================================================


         As a result of a LIFO inventory liquidation in fiscal 2000 and 1999, the Company's "Cost of goods sold" in fiscal 2000 and fiscal 1999 was $0.1 million higher and $0.3 million less, respectively, than it would have been had a liquidation not occurred.

6. PROPERTY - NET
Property consists of:

                                                     September 30,
                                               -----------------------
In millions                                     2000             1999
----------------------------------------------------------------------
Land                                           $ 18.4           $ 18.2
Buildings and improvements                      164.8            158.0
Machinery and equipment                         977.8            930.7
Construction-in-process                          18.9             12.4
----------------------------------------------------------------------
                                              1,179.9          1,119.3
Accumulated depreciation                       (604.9)          (560.4)
----------------------------------------------------------------------
  Total                                        $575.0           $558.9
======================================================================


         Depreciation expense was $49.5 million, $49.2 million and $60.4 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

7. DEFERRED CHARGES
Deferred charges consist of:

                                                        September 30,
                                                   -----------------------
In millions                                          2000           1999
--------------------------------------------------------------------------
Deferred financing costs                           $ 25.5           $ 23.7
Intangibles                                           4.7              4.7
--------------------------------------------------------------------------
                                                     30.2             28.4
Accumulated amortization                            (11.1)            (8.4)
--------------------------------------------------------------------------
  Total                                            $ 19.1           $ 20.0
==========================================================================

         Amortization of deferred charges during fiscal 2000, fiscal 1999 and fiscal 1998 was approximately $2.7 million, $2.8 million and $3.3 million, respectively. Included in these amounts is amortization of deferred financing costs incurred during fiscal 2000, fiscal 1999 and fiscal 1998, and recognized in interest expense - net, of approximately $2.3 million, $2.5

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

million and $2.8 million, respectively. In fiscal 2000, the Company deferred approximately $1.8 million of total financing fees in connection with the extension and expansion of its Trade Receivables Credit Facility and the amendment of the Credit Facility covenants. During fiscal 1998, the Company wrote off approximately $6.1 million of deferred financing fees relating to the early retirement of its senior subordinated debentures and $1.9 million relating to the refinancing of the revolving credit facility and deferred approximately $15.3 million of financing fees related to such refinancings.

8. INCOME TAXES
The net deferred current and non-current income tax assets, result from the tax effects of the following temporary differences:


                                                       September 30,
                                                   -------------------
In millions                                          2000        1999
----------------------------------------------------------------------
CURRENT
Deferred tax assets:
   Inventory valuation                              $ 3.1        $ 0.6
----------------------------------------------------------------------
Current deferred tax asset                          $ 3.1        $ 0.6
----------------------------------------------------------------------
NON-CURRENT
Deferred tax assets:
   Net operating loss                              $261.5       $275.6
   Asset write-down                                  39.2         38.8
   Debt restructuring expenses                        0.6          1.0
   Other long-term liabilities                        2.2          2.9
   Deferred compensation                             18.1         14.5
   Other                                              7.3          5.5
----------------------------------------------------------------------
     Sub-total                                      328.9        338.3
----------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                     166.8        171.3
   Capitalized interest                              13.6         13.4
   Other                                              1.4          1.5
----------------------------------------------------------------------
     Sub-total                                      181.8        186.2
----------------------------------------------------------------------
Net non-current deferred tax asset                 $147.1       $152.1
======================================================================


       The current income tax provision for fiscal 2000 of $0.4 million is principally related to federal Alternative Minimum Taxes (AMT) and state income taxes. The payment of AMT taxes will result in an AMT credit which may be used to offset regular federal income taxes when they become payable in the future. Such AMT credits may be carried forward indefinitely until utilized. In both fiscal 1999 and fiscal 1998, the current income tax provision was $0.
       The deferred income tax provision for fiscal 2000 was $2.3 million including the AMT credit carryforward. In fiscal 1999 and fiscal 1998, the deferred income tax benefit was $28.8 million and $51.1 million, respectively. As a result of an adjustment to the minimum pension liability in Accumulated other comprehensive income on the balance sheet, there was a resulting $0.2 million reduction of the net non-current deferred tax asset. Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

Such temporary differences for fiscal 2000, fiscal 1999 and fiscal 1998 and their related deferred income tax benefit follow:


                                                                                         Year Ended September 30,
                                                                                 --------------------------------------
In millions                                                                        2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------
Depreciation expense                                                              $ 4.5           $ 0.7           $ 7.1
Original issue discount                                                               -               -           (58.6)
Asset write-down                                                                    0.4            (2.5)           (0.6)
Debt restructuring expenses                                                        (0.4)           (0.3)           (0.4)
Inventory differences                                                               2.5             0.6            (4.7)
Net operating (income) loss                                                       (14.1)           30.5           107.9
Other - net                                                                         4.8            (0.2)            0.4
-----------------------------------------------------------------------------------------------------------------------
  Total deferred income tax (expense) benefit                                     $(2.3)          $28.8           $51.1
=======================================================================================================================

       Although realization is not assured, management believes it is more likely than not that all of the Company's deferred tax assets will be realized. Management believes future taxable income, including but not limited to the generation of future operating income and reversal of existing temporary differences and implementation of tax planning strategies, if needed, will be sufficient to allow the future realization of the September 30, 2000 deferred tax assets.
       At September 30, 2000, the Company had cumulative regular net operating loss carryforwards of approximately $645 million, which may be carried forward and expire beginning in 2007 through the year 2019. At September 30, 2000, AMT net operating losses of approximately $403 million are available to be carried forward through the year 2019.

       A reconciliation of income tax (expense) benefit to the amount computed by applying the statutory federal income tax rates to the income or loss before income taxes follows (dollars in millions):


                                                                                Year Ended September 30,
                                                      ----------------------------------------------------------------------------
                                                                2000                     1999                        1998
                                                      -----------------------   -----------------------    -----------------------
                                                                PERCENTAGE OF             Percentage of              Percentage of
                                                                INCOME BEFORE               loss before                loss before
                                                                       INCOME                    income                     income
                                                        AMOUNT          TAXES    Amount           taxes      Amount          taxes
----------------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax                            $(1.8)           35%     $26.3             35%       $32.8            35%
State income taxes - net of
Federal benefit                                          (0.2)            3        2.5              3          3.1             3
Other, primarily permanent
       differences                                       (0.7)           15         --             --         (0.3)           --
--------------------------------------------------------------------------------------------------------------------------------
Total income tax (expense) benefit                      $(2.7)           53%     $28.8             38%       $35.6            38%
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

9. LONG-TERM DEBT
Long-term debt consists of the following:


                                                                                                     September 30,
IN MILLIONS                                                                                         2000      1999
----------------------------------------------------------------------------------------------------------------------
Trade Receivable Facility, due May 2005 (a)                                                      $  98.0    $ 70.0
Revolving Credit Facility, due June 2003 (b)                                                        20.0      25.0
Term Loan, due June 2004 (b)                                                                       103.0     124.4
Senior Notes, 9 3/8%, due June 2007 (c)                                                            200.0     200.0
Senior Notes, 9 3/4%, due June 2007 (c)                                                            225.0     225.0
Pollution control and industrial revenue bonds,
  interest at 5.7% to 8.3%, due at various dates to 2008 (d)                                         9.4      11.2
Capital lease obligations, interest at 7.6% to 11.8%, due at
  various dates to 2011 (e)                                                                          9.6      13.1
Other senior debt, interest at 9.5% to 12.0%, due at various
  dates to 2012 (f)                                                                                 13.1      17.0
----------------------------------------------------------------------------------------------------------------------
  Total Senior debt                                                                                678.1     685.7
Senior Subordinated Notes, 9 7/8%, due February 2008 (g)                                           250.0     250.0
----------------------------------------------------------------------------------------------------------------------
  Total debt                                                                                       928.1     935.7
Less current maturities                                                                            (16.9)    (10.9)
----------------------------------------------------------------------------------------------------------------------
  Total                                                                                          $ 911.2    $924.8
----------------------------------------------------------------------------------------------------------------------

     Scheduled aggregate annual principal payments due on long-term debt during each of the next five years are (in millions) $16.9, $5.9, $7.5, $93.3 and $2.7, respectively. These amounts exclude the debt that is outstanding under the GRC trade receivable-backed revolving credit facility and the bank credit agreement revolving credit facility reflecting the Company's intention to extend or replace these facilities.

     a) In fiscal 1993, the Company established a wholly owned, special-purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) due in July 2001. In August 2000 the Company refinanced and expanded the facility. The refinancing extends the facility to May 2005 and expands the facility to $125 million. The additional available liquidity will be used for general corporate purposes, including repayment of the bank revolver, working capital needs and capital expenditures. Under this program, GRC purchases on an on-going basis substantially all of the accounts receivable of the Company and transfers the accounts receivable to a trust in exchange for trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the property of GRC. In the event of liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.

     Various interest rate options are available for Trade Receivable Facility borrowings based on one or a combination of the following two rates: (i) prime rate loans at the higher of (a) the prime rate in effect from time to time or
(b) the Federal Funds Rate plus 0.50 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.60 percent per annum for interest periods of one, two or three months. GRC pays a commitment fee of 0.50 percent per annum on the unused credit available under the Trade Receivable Facility. Credit available under the Trade Receivable Facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At September 30, 2000, $98.0 million was available and outstanding under the Trade Receivable Facility.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries

The highest outstanding principal balance under the Trade Receivable Facility during fiscal 2000 was $98.0 million, and the weighted average interest rate was
6.78 percent in fiscal 2000 and 5.75 percent in fiscal 1999. At September 30, 2000 and 1999 the Company's consolidated balance sheet included $136.4 million and $133.2 million respectively, of accounts receivable sold to GRC.

     (b) At September 30, 2000, the Company's bank credit agreement included the Term Loan Facility and the Revolving Credit Facility (collectively, the Credit Facility). The Company entered into the Credit Facility in June 1998 and used the proceeds of the Term Loan: (i) to retire the outstanding balance on a revolving loan; (ii) to repay a portion of the Trade Receivable Facility; (iii) to pay fees and expenses; and (iv) for general corporate purposes.
     In August 2000, the Company amended certain financial covenants for the period ending September 2000 and beyond under its bank credit agreement to provide substantial additional financial flexibility.
     Substantially all of the Company's assets, except for the accounts receivable sold to GRC described in (a) above, are encumbered by liens under the Credit Facility. This facility contains normal and customary terms and conditions including restrictions on: liens, additional indebtedness, investments, pre-payment of debt, declaration and payment of dividends, repurchases of stock, guarantees, equity offerings, change of control, capital expenditures, and asset sales. The Credit Facility also contains covenants requiring the Company to achieve certain financial criteria each quarter. The Company may be required to pre-pay the Term Loan Facility with the proceeds of certain asset dispositions, equity offerings or certain property insurance and condemnation recoveries. In September 2000, the Company prepaid $20.1 million of the Term Loan Facility with proceeds from the sale of emission credits (see Note
2). This payment reduces the amount of the final payment due at the maturity date of the Term Loan Facility. In addition, the Company may be required to pre-pay a portion of the Term Loan Facility with 50 percent of excess cash flow (as defined). Under the terms of this provision, the excess cash flow computation for fiscal 2000 will result in a $7.5 million payment in January 2001. This prepayment will reduce the amount of the final payment due at the maturity date of the Term Loan Facility. The Term Loan requires semi-annual amortization payments of $0.6 million in June and December of each fiscal year and increases to $59.7 and $33.3 million (net of the asset sale proceeds payment and excess cash flow payment described above) for the payments due December 2003 and June 2004 (the maturity date), respectively.
     Interest rate options available on Term Loan Facility borrowings consist of one or a combination of the following rates: (i) the greater of (a) the prime rate plus a borrowing margin of 2.625 percent per annum or (b) the federal funds rate plus 3.125 percent per annum or (ii) the Eurodollar rate plus a borrowing margin of 3.625 percent per annum for periods of one, two, three or six months. Nine and twelve month options may also be made available by the lenders. The weighted average interest rate on the Term Loan Facility was 9.5 percent in fiscal 2000 and 8.4 percent in fiscal 1999.
     The Revolving Credit Facility provides borrowings up to a maximum of $175.0 million and repayments in whole or in part without a prepayment penalty. The same interest rate options are available under the Revolving Credit Facility as the Term Loan Facility discussed above. The Revolving Credit Facility also permits issuance of up to $30 million of letters of credit and a $25 million swingline facility, both of which reduce the available balance under the Revolving Credit Facility by an equal amount.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


The Company pays a commitment fee of 0.50 percent per annum on the unused portion of the Revolving Credit Facility. At September 30, 2000, $20 million was outstanding under the Revolving Credit Facility, $8.3 million of undrawn standby letters of credit were outstanding and $147 million of credit was available. The Company's highest outstanding principal balance under the Revolving Credit Facility during fiscal 2000 was $84 million. The weighted average interest rate was 9.6 percent in fiscal 2000 and 8.3 percent in fiscal 1999.

     (c) In fiscal 1998, the Company issued $200 million principal amount of 9 3/8% Senior Notes due June 15, 2007 (the 9 3/8% Notes and together with the 9 3/4% Notes (defined below), the Senior Notes). The 9 3/8% Notes are subject to redemption on or after June 15, 2002, at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.688 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005, and thereafter, plus accrued interest to the date of redemption.
     In fiscal 1997, the Company issued $225 million principal amount of 9 3/4% Senior Notes due on June 15, 2007 (the 9 3/4% Notes). The 9 3/4% Notes are subject to redemption on or after June 15, 2002, at the option of the Company, in whole or in part, at declining redemption prices commencing at 104.875 percent of the principal amount and declining to 100 percent of the principal amount at June 15, 2005, and thereafter, plus accrued and unpaid interest to the date of redemption.
     The Senior Notes are general unsecured obligations of the Company and rank pari passu in right of payment to all senior indebtedness of the Company, including indebtedness under the Credit Facility. The Senior Notes rank senior in right of payment to the Senior Subordinated Notes (defined below). Interest on the Senior Notes is payable semi-annually on June 15 and December 15. In addition, upon the occurrence of a change of control (as defined) each holder of the Senior Notes has the right to require the Company to repurchase such holder's notes at a price equal to 101 percent of the principal amount, plus accrued and unpaid interest to the date of the repurchase. Finally, the Company would be required to make an offer to repurchase the Senior Notes at 100 percent of the principal amount, plus accrued and unpaid interest to the date of repurchase, in the event of certain asset sales.

     (d) The pollution control and industrial revenue bonds were assumed by the Company at its formation. The Company simultaneously acquired notes receivable from the previous holder of those bonds for an amount and with terms identical to those of the bonds. At September 30, 2000 and 1999, such remaining unpaid notes receivable were approximately $9.4 million and $11.2 million, respectively and were classified as "Other assets."

     (e) The capital leases have initial terms ranging from five to 14 years. The capital leases contain covenants, which are standard for these types of obligations, but do not contain any operating or financial covenants.

     (f) The other senior debt instruments were incurred to acquire certain assets and are secured by those assets. They have terms ranging from four to 15 years. The other senior debt instruments contain covenants, which are standard for these types of obligations, but do not contain any operating or financial covenants.

     (g) In fiscal 1998, the Company issued $250 million principal amount of 9 7/8% Senior Subordinated Notes due February 15, 2008 (the Senior Subordinated

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


Notes). The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all Senior Debt (as defined) of the Company, including indebtedness under the Credit Facility and the Senior Notes. The Senior Subordinated Notes would rank pari passu in right of payment to any future senior subordinated indebtedness of the Company. The Senior Subordinated Notes rank senior in right of payment to all subordinated indebtedness. Interest on the Senior Subordinated Notes is payable semi-annually on February 15 and August 15. The Senior Subordinated Notes are subject to redemption on or after February 15, 2003, at the option of the Company, in whole or in part, at declining redemption prices commencing at 105.063 percent of the principal amount and declining to 100 percent of the principal amount at February 15, 2006 and thereafter, plus accrued and unpaid interest to the date of redemption.
     The Senior Subordinated Notes provide that prior to February 15, 2001, the Company, at its option, may redeem up to 33 percent of the original aggregate principal amount of the Senior Subordinated Notes with the net cash proceeds of equity offerings (as defined) at the redemption price equal to 109.875 percent of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of the redemption; provided that at least $125 million aggregate principal amount of the Senior Subordinated Notes remain outstanding after any such redemption. In addition, upon a change of control (as defined), each holder of the Senior Subordinated Notes has the right to require the Company to repurchase such holder's Senior Subordinated Notes at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. Finally, the Company would be required to make an offer to repurchase the Senior Subordinated Notes at 100 percent of the principal amount, plus accrued and unpaid interest to the date of repurchase, in the event of certain asset sales.
     The Company has various restrictions under (b), (c) and (g), which limit, among other things, its ability to (i) incur additional indebtedness, (ii) create certain liens on the Company's assets, (iii) create guarantees, (iv) acquire the assets or capital stock of other businesses, (v) dispose of any material assets, (vi) make any voluntary prepayments of any indebtedness for money borrowed, (vii) pay, declare, or distribute dividends on or repurchase its capital stock or warrants and (viii) enter into certain transactions with affiliates.

10. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following:


                                                          September 30,
                                                     -------------------------
In millions                                            2000            1999
------------------------------------------------------------------------------
CURRENT
Accrued salaries, wages and benefits                  $ 35.4           $ 25.0
Sales, property and other taxes                          8.1              4.8
Other                                                   25.3             31.3
------------------------------------------------------------------------------
  Total current                                       $ 68.8           $ 61.1
------------------------------------------------------------------------------

LONG-TERM
Accrued pension and post-retirement expense           $ 43.6           $ 36.7
Other                                                    3.9              2.9
------------------------------------------------------------------------------
  Total long-term                                       47.5             39.6
------------------------------------------------------------------------------
  Total                                               $116.3           $100.7
------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


11. PREFERRED STOCK
The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 12) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. The Company's Certificate of Incorporation prohibits the issuance of non-voting preferred stock.

12. COMMON STOCK
At September 30, 2000 and 1999, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $0.0001 per share (Class A Common Stock), of which 55,223,694 shares and 54,991,409 shares were issued, respectively, and 53,829,101 shares and 53,523,443 shares were outstanding, respectively.
       At September 30, 2000 and 1999, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $0.0001 per share (Class B Common Stock), of which no shares were issued and outstanding.
       The Company has outstanding Warrants to obtain one share of Class A Common Stock per Warrant. At the time the Company issued the Warrants, it also issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock, except upon the occurrence of certain votes (as defined).
       At September 30, 2000 and 1999, the Company had 843,035 and 1,054,379 Warrants outstanding, respectively. All of the Company's outstanding Warrants became exercisable on July 31, 1996, and expire on November 2, 2002. Each Warrant is exercisable into one share of Class A Common Stock at an exercise price of $0.0001 per Warrant, which amount was paid at the time of issuance and is non-refundable. The Company has the option to redeem at any time, all of the unexercised Warrants in exchange for Class A Common Stock for an amount based on $16.65 per share divided by the then-current market price of the Class A Common Stock.
       In June 1995, the Company's Board of Directors adopted a stockholder Rights Agreement that provides for the distribution of one Preferred Share Purchase Right for each share of Class A Common Stock. In general, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In the event a right becomes exercisable, the holder of the right may purchase for $50, one one-hundredth of a share of junior participating preferred stock. If 15 percent of the outstanding Class A Common Stock is acquired, the rights (other than the rights held by the acquiring person) can be exercised at a price of $50 to purchase shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company at any time for $0.0001 per right.
       In fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of Class A Common Stock and canceled a February 1989 authorization for the repurchase of up to 500,000 shares of Class A Common Stock. No shares were repurchased on the open market in fiscal 2000, fiscal 1999 or fiscal 1998. At September 30, 2000 and 1999, 1,394,593 shares and 1,467,966 shares, respectively, of Class A Common Stock were held as treasury stock.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


       In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) in shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During fiscal 2000, fiscal 1999 and fiscal 1998 the Company issued 73,373 shares, 44,598 shares and 33,639 shares, respectively, of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.
       The Company neither declared nor paid dividends on its Common Stock during fiscal 2000, fiscal 1999 or fiscal 1998. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 2000, the Company was prohibited from declaring or paying cash dividends or repurchasing or redeeming shares of its Common Stock by some of its debt agreements (see Note 9).

13. STOCK OPTION PLANS
The Company maintains one stock-based plan, the 1997 Long-Term Equity Incentive Plan (the 1997 Plan), pursuant to which stock options may be granted.
       1997 Plan - The 1997 Plan authorizes the Company to grant stock options (including both incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the Code), and non-qualified stock options), stock appreciation rights in tandem with options, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and key employees of the Company and its subsidiaries. The Company has granted only non-qualified stock options and restricted stock under the 1997 Plan.
       The Company has reserved 3,500,000 shares of Class A Common Stock for issuance pursuant to the 1997 Plan. At September 30, 2000, the Company had outstanding non-qualified stock options under the 1997 Plan covering 1,849,567 shares at exercise prices ranging from $2.63 to $9.06 per share. During fiscal 2000, the Company granted non-qualified stock options under the 1997 Plan covering 143,500 shares of Class A Common Stock (15,000 of which were forfeited) at exercise prices ranging from $2.63 to $8.19 per share. The options have 10 year terms and generally vest at the rate of 33 1/3 percent per year commencing one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
       At September 30, 2000, options to purchase 1,304,648 shares of Class A Common Stock at exercise prices ranging from $3.69 to $9.06 per share were exercisable, 9,501 shares had been exercised and 1,428,632 shares were available for future grants.
       During fiscal 2000, the Company granted 200,500 restricted shares of Class A Common Stock under the 1997 Plan (2,000 of which were forfeited). Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. The restricted stock granted in 2000 will become 100 percent vested as follows: 10,000 shares in fiscal 2001, 178,500 shares in fiscal 2002 and 10,000 shares in fiscal 2003. Prior to fiscal 2000, 14,800 restricted shares were granted (1,000 of which were forfeited) that will vest as follows: 7,800 in fiscal 2001, 3,000 shares in fiscal 2002 and 3,000 shares in fiscal 2003. The pretax compensation expense

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


recognized in the Consolidated Statement of Operations was $0.6 million in fiscal 2000 and de minimus in fiscal 1999 and fiscal 1998.
       1989 Plan - The 1989 Plan was terminated according to its terms in fiscal 1999 and no additional options may be granted. At September 30, 2000, the Company had outstanding non-qualified stock under the 1989 Plan covering 1,005,005 shares of Class A Common Stock at exercise prices ranging from $2.56 to $11.63 per share.
       At September 30, 2000, options to purchase 955,338 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $11.63 per share were exercisable.
       In general, the outstanding options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
       At September 30, 2000, the Company had granted 698,600 restricted shares of Class A Common Stock (127,275 of which have been forfeited under the 1989 plan). Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. As to the 571,325 restricted shares granted prior to fiscal 2000, 514,325 were 100 percent vested at September 30, 2000 and 30,000 shares and 27,000 shares will become 100 percent vested in fiscal 2001 and fiscal 2002, respectively. The pretax compensation expense relating to restricted stock, which was recognized in the Consolidated Statements of Operations, was $0.1 million, $0.2 million and $0.3 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.
       1987 Plan - The 1987 Plan was terminated according to its terms in fiscal 1997 and no additional options may be granted. At September 30, 2000, the Company had outstanding non-qualified stock options under the 1987 Plan covering 221,500 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.94 per share that were exercisable. In general the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing one year after the date of grant, providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


The following table details stock option activity (excluding restricted stock) for fiscal 2000, fiscal 1999 and fiscal 1998:


                                           Stock Options      Exercise Price
-----------------------------------------------------------------------------
Balance at September 30, 1997               1,729,965         $2.56 - $12.50
   Grants                                   1,640,500         $3.00 - $ 9.06
   Exercises                                 (199,478)        $2.56 - $ 6.81
   Forfeitures                               (115,896)        $2.56 - $10.88
------------------------------------------------------
Balance at September 30, 1998               3,055,091         $2.56 - $12.50
   Grants                                     349,900         $2.50 - $ 9.63
   Exercises                                 (168,151)        $2.56 - $ 7.00
   Forfeitures                               (143,033)        $2.50 - $12.50
------------------------------------------------------
Balance at September 30, 1999               3,093,807         $2.56 - $11.63
   Grants                                     143,500         $2.63 - $ 8.19
   Exercises                                  (29,235)        $2.56 - $ 3.87
   Forfeitures                               (132,000)        $2.56 - $10.88
------------------------------------------------------
Balance at September 30, 2000               3,076,072         $2.56 - $11.63
-----------------------------------------------------------------------------


Additional information regarding options outstanding as of September 30, 2000 is as follows:


                                              Weighted
                                               Average        Weighted                       Weighted
                                             Remaining         Average                        Average
Range of                    Number         Contractual        Exercise          Number       Exercise
Exercise Prices        Outstanding         Life (years)          Price      Exercisable         Price
------------------------------------------------------------------------------------------------------
$2.56 - $ 3.88             927,072              3.74             $3.48          706,315         $3.41
$4.00 - $ 5.63              41,000              5.32             $4.79           29,666         $4.66
$6.13 - $ 8.25             926,667              6.95             $7.01          724,830         $6.99
$8.50 - $11.63           1,181,333              6.94             $9.15        1,020,675         $9.20
------------------------------------------------------------------------------------------------------
$2.56 - $11.63           3,076,072              5.96             $6.74        2,481,486         $6.86
------------------------------------------------------------------------------------------------------



The following table details restricted stock activity for fiscal 2000, fiscal 1999 and fiscal 1998:


                                                   Restricted Stock
-------------------------------------------------------------------
Balance at September 30, 1997                              569,025
  Grants                                                    43,800
  Forfeitures                                              (29,950)
------------------------------------------------------------------
Balance at September 30, 1998                              582,875
  Grants                                                    42,400
  Forfeitures                                              (37,750)
------------------------------------------------------------------
Balance at September 30, 1999                              587,525
  Grants                                                   200,500
  Forfeitures                                               (4,400)
------------------------------------------------------------------
Balance at September 30, 2000                              783,625
------------------------------------------------------------------


       The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-based Compensation" SFAS No. 123 requires pro forma recognition of compensation expense for stock options awarded based on the fair value of the options at the date of grant.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in fiscal 2000: expected volatility of 69 percent; risk-free interest rate of 5.9 percent; and expected lives of 5 years. The weighted-average assumptions used for grants in fiscal 1999 and fiscal 1998 were: expected volatility of 55 percent in both years; risk-free interest rate of 5.0 percent in fiscal 1999 and 6.0 percent in fiscal 1998; and expected lives of 5.0 years in both years. The weighted-average fair value per share of options granted was $2.73, $2.92 and $4.19 per share in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The weighted-average fair value per share of awards of restricted stock issued in fiscal 2000, fiscal 1999 and fiscal 1998 was $6.20, $4.38 and $6.51 per share, respectively.

The pro forma impact on net loss and basic and diluted loss per share of computing compensation cost for the Company's stock options based on the fair value on the date of grant follows:


                                                           September 30,
                                                ----------------------------------
In millions, except per share data                2000          1999        1998
----------------------------------------------------------------------------------
Net income (loss):
    As reported                                  $  2.4        $(46.4)      $(82.5)
    Pro forma                                       1.1         (48.3)       (84.2)
Basic and diluted income (loss) per share:
    As reported                                  $ 0.05        $(0.87)      $(1.55)
    Pro forma                                      0.02         (0.91)       (1.58)
----------------------------------------------------------------------------------

       The pro forma effects on net income (loss) and basic and diluted income
(loss) per share may not be representative of the effects on reported net income or loss in future years.

14. LEASES
The Company has capital leases for certain equipment and leasehold improvements included in "Property - net." The present value of future minimum lease payments relating to these assets are capitalized based on the lease contract provisions. Capitalized amounts are amortized over either the term of the lease or the normal depreciable lives of the assets. All other leases are defined as operating leases. Lease payments related to operating leases are charged to expense as incurred. Future minimum lease payments at September 30, 2000 are as follows (in millions):


                                                     Operating      Capital
Fiscal Year                                             Leases       Leases
----------------------------------------------------------------------------
2001                                                    $ 16.1       $  2.8
2002                                                      12.7          1.1
2003                                                      10.5          1.1
2004                                                       7.2          1.1
2005                                                       4.1          1.1
2006 and thereafter                                       22.0          7.0
----------------------------------------------------------------------------
  Total future minimum lease payments                   $ 72.6       $ 14.2
----------------------------------------------------------------------------
    Less interest                                                       4.6
----------------------------------------------------------------------------
  Present value of future minimum lease payments                     $  9.6
----------------------------------------------------------------------------

       Rent expense for fiscal 2000, fiscal 1999 and fiscal 1998 was $16.9 million, $14.2 million and $14.3 million, respectively.

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

The components of net periodic pension cost for the defined benefit plan follow:


                                                 Year Ended September 30,
                                           ------------------------------------
In millions                                  2000          1999           1998
-------------------------------------------------------------------------------
Service cost                               $    5.4      $  4.8        $   4.4
Interest cost                                  12.4        11.0           11.0
Expected return on plan assets                (14.1)      (12.3)         (11.3)
Net amortization and deferral                   0.2         0.1            --
------------------------------------------------------------------------------
  Net periodic pension cost                $    3.9      $  3.6        $   4.1
------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


Assumptions used to develop the net periodic pension cost were:


                                                   Year Ended September 30,
                                                -------------------------------
                                                   2000     1999         1998
-------------------------------------------------------------------------------
Discount rate                                      8.00%    7.00%        6.75%
Expected rate of return on plan assets             9.00%    9.00%        9.00%
Expected rate of salary increases                  5.00%    5.00%        5.00%


The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:

                                                        September 30,
                                                     -------------------
In millions                                            2000       1999
------------------------------------------------------------------------
Projected benefit obligation at beginning of year     166.4      163.2
Service cost                                            5.4        4.8
Interest cost                                          12.4       11.0
Plan amendments                                         0.6        0.6
Actuarial gain                                        (10.7)      (2.9)
S&G acquisition                                        11.1       --
Benefits paid                                         (10.5)     (10.3)
----------------------------------------------------------------------
Projected benefit obligation at end of year         $ 174.7    $ 166.4
----------------------------------------------------------------------
Fair value of plan assets at beginning of year      $ 165.9    $ 173.4
Actual return                                           3.9        2.8
Company contributions                                   0.2       --
S&G acquisition                                         7.2       --
Benefits paid                                         (10.5)     (10.3)
----------------------------------------------------------------------
Fair value of plan assets at end of year            $ 166.7    $ 165.9
----------------------------------------------------------------------

The funded status of the plan and the amount reported in the Consolidated Balance Sheets as part of other long-term liabilities for the defined benefit plan follows:

                                               September 30,
                                          ----------------------
In millions                                 2000          1999
----------------------------------------------------------------
Funded status                                $8.0         $0.5
Unrecognized net gain                        29.7         29.4
Unrecognized prior service cost              (5.8)        (5.0)
---------------------------------------------------------------
Accrued pension liability                  $ 31.9       $ 24.9
---------------------------------------------------------------

       The Company's funding policy is to contribute annually amounts necessary to satisfy the statutory requirements of ERISA. Assets for the defined benefit plan are held in a retirement trust fund with investments primarily in common stock, corporate bonds and government securities.

       Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a director of the Company) and Warren J. Hayford (Former Vice Chairman and a director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992, and is currently receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering eight current or retired officers provides annual retirement payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last ten years prior to retirement, less primary Social Security benefits and any amounts received under the Company's pension plan. Benefits are reduced for early retirement.

The components of net periodic pension cost for the supplemental executive retirement plans follow:


                                                 Year Ended September 30,
                                           -------------------------------------
In millions                                  2000        1999          1998
--------------------------------------------------------------------------------
Service cost                                 $0.1        $0.1          $0.1
Interest cost                                 0.8         0.9           0.9
Net amortization and deferral                 0.2         0.2           0.2
--------------------------------------------------------------------------------
Net periodic pension cost                    $1.1        $1.2          $1.2
--------------------------------------------------------------------------------

Assumptions used to develop the net periodic pension cost were:

                                                 Year Ended September 30,
                                            ------------------------------------
                                               2000        1999        1998
                                            ----------------------- ------------
Discount rate                                  8.00%       7.00%       6.75%
Expected rate of salary increases              5.00%       5.00%       5.00%

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:
                                                       September 30,
                                                    --------------------
In millions                                            2000       1999
------------------------------------------------------------------------
Projected benefit obligation at beginning of year   $  11.7    $  12.4
Service cost                                            0.1        0.1
Interest cost                                           0.8        0.9
Actuarial gain                                         (0.2)      (1.3)
Benefits paid                                          (0.4)      (0.4)
----------------------------------------------------------------------
Projected benefit obligation at end of year         $  12.0    $  11.7
----------------------------------------------------------------------

---------------------------------------------------------------------
Fair value of plan assets at beginning of year      $  --      $  --
Company contributions                                   0.4        0.4
Benefits paid                                          (0.4)      (0.4)
----------------------------------------------------------------------
Fair value of plan assets at end of year            $  --      $  --
----------------------------------------------------------------------

The funded status of the plan and the amount reported in the Consolidated Balance Sheets for the supplemental executive retirement plans follows:


                                            September 30,
                                       ----------------------
In millions                              2000          1999
-------------------------------------------------------------
Funded status                           $ 12.0        $ 11.7
Unrecognized net loss                     (1.5)         (1.8)
Unrecognized prior service cost           (1.2)         (1.3)
------------------------------------------------------------
Accrued pension liability               $  9.3        $  8.6
------------------------------------------------------------

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


The Company recorded, as part of Accumulated other comprehensive income, a minimum pension liability adjustment to stockholders' equity (deficit) for $0.4 million, $2.0 million and $(1.6) million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Funding for the supplemental executive retirement plan is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. All retirement payments for supplemental plans will be made from general corporate assets.

       Post-retirement Benefits Plan - The Company has an obligation to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at five of its facilities.
       The net periodic post-retirement benefit cost was $0.3 million in fiscal 2000 and fiscal 1999, respectively, and $0.4 million fiscal 1998.

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:


                                                        September 30,
                                                    ---------------------
In millions                                            2000       1999
-------------------------------------------------------------------------
Projected benefit obligation at beginning of year   $   2.9    $   3.9
Interest cost                                           0.2        0.2
Actuarial gain                                           --       (0.5)
S&G acquisition                                         0.1         --
Benefits paid                                          (0.7)      (0.7)
----------------------------------------------------------------------
Projected benefit obligation at end of year         $   2.5    $   2.9
----------------------------------------------------------------------

----------------------------------------------------------------------
Fair value of plan assets at beginning of year      $    --    $    --
Company contributions                                   0.7        0.7
Benefits paid                                          (0.7)      (0.7)
----------------------------------------------------------------------
Fair value of plan assets at end of year            $    --    $    --
----------------------------------------------------------------------

The funded status of the plans and the amounts reported on the Consolidated Balance Sheets for the post-retirement benefit plans follows:

                                                            September 30,
                                                     ------------------------
In millions                                              2000          1999
-----------------------------------------------------------------------------
Funded status                                         $   2.5       $   2.9
Unrecognized net loss                                    (0.4)         (0.4)
---------------------------------------------------------------------------
  Accrued post-retirement benefit obligations         $   2.1       $   2.5
---------------------------------------------------------------------------


         The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligations both at September 30, 2000 and September 30, 1999 were 6.0 percent. The discount rate used to calculate the accumulated post-retirement benefit obligations at September 30, 2000 and 1999, was 8.00 percent and 7.00 percent, respectively. At September 30, 2000, a change of 1.0 percent per year would impact the accumulated post-retirement benefit obligation by $0.1 million and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by a de minimus amount.

       Savings Plan - The Company sponsors a defined contribution retirement savings plan (401k Plan) covering substantially all salaried employees of the Company subject to certain service requirements. The 401k Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. The Company contributes to each participant's plan account an amount equal to 100 percent of the participant's contribution up to a maximum of 5 percent of the participant's compensation. The Company's cost relating to the 401k Plan was $3.4 million in fiscal 2000, $2.6 million in fiscal 1999 and $1.6 million in fiscal 1998. The Company's cost increased beginning in fiscal 1999 primarily due to a plan amendment which increased the Company matching contributions to the plan.

16. COMMITMENTS AND CONTINGENCIES
The Company has various agreements, which provide for the purchase of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage at market prices.
       The Company has a contract to sell a specified amount of electricity representing its cogeneration facility's anticipated excess capacity at the contract date to Pacific Gas & Electric Company through 2013, subject to certain adjustments. The Company does not intend to terminate this contract, however, if terminated, penalties of approximately $6.7 million could be imposed against the Company.
       On October 28, 1999, the Company acquired the remaining 65 percent share of S&G Packaging from Smurfit-Stone. In connection with the acquisition of S&G Packaging the Company agreed to purchase at market prices 60,000 tons and 48,000 tons of kraft paper in fiscal 2000 and fiscal 2001, respectively, and 36,000 tons in each of fiscal 2002, fiscal 2003 and fiscal 2004 from Smurfit-Stone.
     The Company also has an agreement with one supplier to purchase at market prices 24,000 tons of corrugating medium annually through March of 2004.

       The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

       On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits, which seek unspecified damages, allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining state law claims to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana State action.
       Under an agreed Case Management Order, all actions in Louisiana arising out of the October 23, 1995, accident have been consolidated in the Twenty-Third Judicial district in Washington Parish, Louisiana, where plaintiffs have filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


The CMP, as amended, asserts substantially all of the claims and theories made in prior lawsuits, including negligence, strict liability and other statutory liability. Compensatory and punitive damages are sought. No officers or directors of Gaylord Chemical Corporation or the Company are named defendants in the CMP, as amended. The status of all lawsuits pending before the filing of the CMP, some of which name officers of Gaylord Chemical Corporation and the Company, will be determined by the trial court after class certification issues are finally resolved.
       In November 1997, the Louisiana trial court certified these consolidated cases as a class action. The trial court certified, and the Court of Appeal and State Supreme Court upheld, a class consisting of allegedly injured parties in the City of Bogalusa and portions of Washington Parish, Louisiana, and parts of Marion, Walthall and Pike counties in Mississippi. The trial court did not certify a single, mandatory class for punitive damages.
       The trial court required all persons who claim exposure within the class boundaries to complete and file proofs by June 21, 2000. By that deadline 16,592 persons filed proof of claim forms. In addition 3,978 persons have "opted out" of the Louisiana class proceeding. All but 92 of the opt out claimants are also plaintiffs in the Mississippi action described below. On July 21, 2000, 18 initial trial plaintiffs were selected at random from the class claimants based on their claimed locations of exposure. The claims of these 18 will be tried to a jury in an initial compensatory damage trial set to begin on June 12, 2001. The liability results of this first phase will bind all class members and defendants. If any of the initial 18 plaintiffs are successful in securing an award of compensatory damages, then a second phase punitive damage trial will begin one week later. In this second phase, the jury will be asked to award punitive damages, if any, for the entire Louisiana class. The Company and Gaylord Chemical are vigorously contesting all claims arising out of the October 23, 1995, explosion.

       The Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the October 23, 1995 accident at the Bogalusa facility. These cases, which purport to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995, accident. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions.
       The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999, and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that the Company was not responsible

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motions for a new trial or, alternatively, judgment notwithstanding the verdict were all denied. Plaintiffs did not timely appeal the verdict or the trial court's rulings. The trial court has ordered that the results of the first trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages. The trial court has set a trial date of January 2002 for the next group of 20 Mississippi plaintiffs.

       The Company and Gaylord Chemical Corporation maintain $127 million of general liability insurance and filed separate suits seeking a declaratory judgment of coverage for the October 23, 1995, accident against their general liability and directors and officers liability insurance carriers. The carrier with the first layer of coverage under the general liability policies has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights.
       The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998, and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. The trial court denied all the insurers' motions for a new trial. The eight insurers issuing policies where coverage was found have filed an appeal of the judgment with the Louisiana Court of Appeal. The Company and Gaylord Chemical Corporation have appealed that part of the judgment excluding coverage under one policy. The Louisiana Court of Appeal heard oral arguments on November 18, 2000, but has not issued a decision. Including coverage afforded by the settlement and by the trial court's decision, the Company and Gaylord Chemical Corporation have in excess of $110 million in insurance coverage for the October 23, 1995 accident.

       On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993, through November 30, 1995, the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. Motions to dismiss the complaints were denied, and discovery is proceeding. After investigation of the facts, the Company believes the allegations are without merit and is vigorously defending itself.

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


                                                  2000                           1999
                                         ----------------------------------------------------------
                                                        Estimated                         Estimated
                                          Carrying           fair         Carrying             fair
In millions                                 amount          value           amount            value
----------------------------------------------------------------------------------------------------
Assets
   Cash and equivalents                   $    0.7       $    0.7        $    10.4        $    10.4
   Trade receivables                         149.6          149.6            149.8            149.8
   Long-term notes receivable                  9.4            9.8             11.2             11.9

Liabilities
   Trade payables                             59.9           59.9             56.2             56.2
   Senior and subordinated notes             675.0          407.7            675.0            619.1
   Capital lease obligations                   9.6            9.6             13.1             13.1
   Other senior debt                         243.5          242.4            247.6            248.1


       Cash and equivalents, trade receivables, trade payables and capital lease obligations - The carrying amount of these items are a reasonable estimate of their fair value.
       Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers. Long-term notes receivable and other senior debt - Interest rates that are currently available to the Company for similar terms and remaining maturities are used to estimate fair value.
       The fair value estimates presented herein were based on pertinent information available to the Company at September 30, 2000 and 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
       The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


18. SUPPLEMENTAL CASH FLOW DISCLOSURES
The balance sheet effects of non-cash transactions which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures are as follows:


                                                 Year Ended September 30,
                                               ----------------------------
                                                2000       1999       1998
                                               ------     ------     ------
Cash paid for interest expense                 $89.5      $82.1      $91.2
Cash paid (refund) for income taxes              0.4       --         (5.2)
Supplemental schedule of non-cash
   investing and financing activities:
     Property additions                         --         14.7       10.2
     Increase in total debt                     --         14.7       10.5
     Decrease in accrued
       and other liabilities                    --         --         (0.3)
     Write-off of deferred financing fees       --         --          8.0

Acquisition of S&G Packaging:
     Inventories                                28.7       --         --
     Property additions                         32.4       --         --
     Other assets                               15.0       --         --
     Trade payables, accrued and other                     --         --
        liabilities                             44.9       --         --
     Total debt assumed before repayment        32.6       --         --


19. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:


                                                           Year Ended September 30,
                                                      -----------------------------------
In millions, except per share data                        2000       1999        1998
-----------------------------------------------------------------------------------------
Numerator:
   Income (loss) before extraordinary items               $    2.4   $  (46.4)   $  (57.4)
   Extraordinary loss                                         --         --         (25.1)
-----------------------------------------------------------------------------------------
   Net income (loss)                                      $    2.4   $  (46.4)   $  (82.5)
-----------------------------------------------------------------------------------------

Denominator:
Basic:
   Weight average common shares outstanding                   53.8       53.4        53.2
Diluted:
   Effect of dilutive securities:
     Employee and director stock options                       0.2        0.4         0.7
-----------------------------------------------------------------------------------------
   Weighted average common and common share equivalents       54.0       53.8        53.9
-----------------------------------------------------------------------------------------
Net income (loss) per common share:
Basic and diluted (A):
   Income (loss) before extraordinary items               $   0.05   $  (0.87)   $  (1.08)
   Extraordinary loss                                         --         --         (0.47)
-----------------------------------------------------------------------------------------
   Net income (loss)                                      $   0.05   $  (0.87)   $  (1.55)
-----------------------------------------------------------------------------------------


(A) Basic and diluted loss per common share are equal in 1999 and 1998 due to the antidilutive effect of the common share equivalents.

--------------------------------------------------------------------------------
Gaylord Container Corporation and Subsidiaries


20. BUSINESS SEGMENT
The Company produces and sells primarily brown paper packaging products, which include corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, retail and multiwall bags. Total revenues for the brown paper packaging segment (the Segment) were $1,152.2 million, $853.5 million and $823.7 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The Segment's net income (loss) was $2.8 million, $(48.2) million and $(85.6) million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The Segment's total assets were $999.3 million and $981.1 million at September 30, 2000 and September 30, 1999, respectively. The Segment represents substantially all of the Company's consolidated results of operations and financial position.
       The Company sells its products to thousands of customers with its largest customer, excluding sales to affiliates, accounting for approximately 2 percent of net sales in fiscal 2000 and fiscal 1999 and 3 percent in fiscal 1998, respectively. The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $69.6 million, $59.5 million and $64.5 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

21. QUARTERLY DATA (UNAUDITED)


                                                                             Quarter
                                                   ----------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                       1st          2nd          3rd            4th         Year
-------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Net sales                                                $279.6     $291.2        $299.2       $ 297.6      $1,167.6
Gross margin                                               49.4       46.1          53.6          45.7         194.8
Net income (loss)                                           0.9       (3.4)          0.4           4.5           2.4
Net income (loss) per common share:
  Basic net income (loss)                                  0.02      (0.06)         0.01          0.08          0.05
  Diluted net income (A)                                   0.02        N/A          0.01          0.08          0.05
Weighted average common shares
  Outstanding - Basic                                      53.7       53.8          53.8          53.8          53.8
              - Diluted                                    54.0       54.1          54.0          53.8          54.0

Common stock price (AMEX)   -  High                      7  1/2     7  3/4       6   3/8       3   3/4        7  3/4
                            -  Low                       5  5/8     4  7/8       2 11/16       1   5/8        1  5/8
Warrant price (AMEX)        -  High                      6  3/8     7  3/8       3             2 15/16        7  3/8
                            -  Low                       6          7  3/8       3             2  7/16        2 7/16



                                                                             Quarter
                                             --------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA             1st          2nd          3rd           4th          Year
-----------------------------------------------------------------------------------------------------------
FISCAL 1999
Net sales                                      $198.8       $201.0        $229.0       $ 241.8      $870.6
Gross margin                                     20.4         15.3          35.9          41.5       113.1
Net loss                                        (15.1)       (19.3)         (8.0)         (4.0)      (46.4)
Net loss per common share:
  Basic net income (loss)                       (0.28)       (0.36)        (0.15)        (0.08)      (0.87)
  Diluted net income (A)                          N/A          N/A           N/A           N/A         N/A
Weighted average common shares
  Outstanding                                    53.3         53.3          53.4          53.5        53.4
Common stock price (AMEX)   -  High             6 1/4      7 15/16        8  3/4       8 11/16       8 3/4
                            -  Low              2 1/4      5   3/4        6 1/16       6  9/16       2 1/4
Warrant price (AMEX)        -  High             4 1/2      7 11/16        8            7   3/4       8
                            -  Low              3 1/8      6  1/16        7  5/8       7   5/8       3 1/8


(A) Diluted loss per common share is not presented when the effects of common share equivalents are antidilutive.

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

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 7, 2001 the sections therein captioned Director Nominees for Election at the 2001 Annual Meeting.


Item 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 7, 2001 the sections therein captioned Executive Compensation and Employment Agreements.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 7, 2001 the section therein captioned Information With Respect to Certain Stockholders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

There is incorporated by reference herein from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 7, 2001 the section therein captioned Certain Transactions.


PART 4
--------------------------------------------------------------------------------
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     a.  Financial Statement Schedule.  The following Financial Statement
         Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

     Description                                                          Page
     ---------------------------------------------------------------------------
     II. Valuation and Qualifying Accounts and Reserves                    56

     All other schedules have been omitted because the information is either not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under Item 8.

     b. No reports have been filed on Form 8-K during the current reporting period.

                       Number and Description of Exhibit



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



                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

                        Number and Description of Exhibit

3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as of July 21, 1995, incorporated by reference to
              Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1995 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1995 Form 10-Q)

3.2(a) Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5, 1995 Form 8-K)

4.1(a) Amendment No. 1 to the Credit Agreement dated as of February 16, 1999 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the December 31, 1998 Form 10-Q

4.2(a) Amendment No. 2 to the Credit Agreement dated as of August 4, 2000. By and between the Registrant and Bankers Trust Company as agent, and various lending institutions.

----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

                        Number and Description of Exhibit

4.3(b) Amended and Restated Revolving Credit Agreement dated as of August 16, 2000 among Gaylord Receivable Corporation as the Borrower, various Financial Institutions as the lenders, Bankers Trust Company as Facility Agent, and LaSalle Bank National Association as the collateral Agent

4.4(a) Securities Purchase Agreement, dated as of February 13, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC, as Initial Purchasers, incorporated by reference to Exhibit 4.27 of the Company's Registration Statement on Form S-4 (No. 333-48495) filed under the Securities Act of 1933 as amended (the 1998 Debt Registration Statement)

4.5(a) Indenture dated February 23, 1998, among the Company and State Street Bank and Trust Company, as Trustee (including the forms of Series A and Series B 9 3/8% Senior Notes), incorporated by reference to Exhibit 4.28 of the 1998 Debt Registration Statement

4.6(a) Registration Rights Agreement dated as of February 23, 1998 among the Company, and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC with respect to the 9 3/8% Senior Notes due 2007, incorporated by reference to Exhibit 4.29 of the 1998 Debt Registration Statement

4.7(a) Indenture, dated as of February 23, 1998, among the Company and Chase Bank of Texas National Association with respect to the 9 7/8% Senior Subordinated Notes due 2008 (including the forms of Series A and Series B 9 7/8% Senior Subordinated Notes due 2008), incorporated by reference to Exhibit 4.30 of the 1998 Debt Registration Statement

4.8(a) Registration Rights Agreement, dated as of February 23, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc, and NationsBanc Montgomery Securities LLC, with respect to the 9 7/8% Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.31 of the 1998 Debt Registration Statement

4.9(a) Credit Agreement dated as of June 19, 1998 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1998 filed under the Securities Exchange Act of 1934, as amended

4.10(a) Indenture dated as of June 12, 1997, among the Company and State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee, (including the forms of Series A and Series B 9 3/4% Senior Notes), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (the 1997 Debt Registration Statement)


----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

4.11(a) Registration Rights Agreement dated as of June 5, 1997 among the Company, BT Securities Corporation, Bear Stearns & Co. Inc. and Salomon Brothers Inc, incorporated by reference to Exhibit 4.7 of the 1997 Debt Registration Statement

4.12(b) Series 2000-1 A-RI Supplemental Issuance Agreement dated as of August 16, 2000 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee

4.13(a) Amendment No. 1 to Receivables Purchase Agreement dated as of November 7, 1996 between the Company and Gaylord Receivables Corporation, incorporated by reference to Exhibit 3.16 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended (the 1996 Form 10-K)

4.14(b) Amended and Restated Security Agreement dated as of August 16, 2000 between Gaylord Receivables Corporation, the financial institutions signatory thereto and LaSalle Bank National Association as Collateral Agent

4.15(a) Rights Agreement, dated June 12, 1995, between the Registrant and Harris Trust and Savings Bank as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto, as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July 5, 1995 Form 8-K

4.16(a) Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1993, filed under the Securities Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.17(a) Receivables Purchase Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K

4.18(a) Gaylord Receivables Master Pooling and Servicing Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

4.19(b) Amendment No. 4 to the Pooling and Servicing Agreement dated as of August 16, 2000 between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company as the Trustee

----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

4.20(b) Amendment No. 4 to the Receivables Purchase Agreement dated as of August 16, 2000 between the Registrant and Gaylord Receivables Corporation

4.21(a) Specimen Certificate for the Class A Common Stock, par value $0.0001 per share, of the Registrant, incorporated by reference to
              Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934, as amended (October 30, 1992 Form 8-K)

4.22(a) Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to
              Exhibit 4.3 of the October 30, 1992 Form 8-K

4.23(a) Specimen Certificate for the Redeemable Exchangeable Warrants of the Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.24(a) Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.4 of the October 30, 1992 Form 8-K

10.1(b) Amendment No. 2 to Employment Agreement between the Registrant and Warren J. Hayford dated March 1, 2000, incorporated by reference to Exhibit 10.26 of the 1989 Debt Registration Statement

10.2(b) Amendment No. 1 to Employment Agreement between the Registrant and Marvin A. Pomerantz dated March 1, 2000, incorporated by reference to Exhibit 10.18 of the 1997 Debt Registration Statement

10.3(b) Amended and Restated Supplemental Executive Retirement Plan, dated as of March 1, 2000

10.4(a) Gaylord Container Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1995, filed under the Securities Exchange Act of 1934, as amended

10.5(b) Amendment No. 1 to the Gaylord Container Corporation 1991 Severance Compensation Agreement and the Gaylord Container Corporation 1991 Severance Compensation Agreement between the Registrant and certain Executives dated April 15, 1991

10.6(a) Amendment No. 1 to the Gaylord Container Corporation 1997 Long-Term Equity Incentive Plan, incorporated by reference to
              Exhibit 4.5 of the Registrant's Form S-8 Registration Statement under the Securities Act of 1933, filed with the Securities and Exchange Commission on April 6, 2000

----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

10.7(a) Securities Purchase Agreement dated as of October 28, 1999 by and between the Registrant and Stone Container Corporation as incorporated by reference to Exhibit 10.1 of the 1999 Form 10-K

10.8(a) Amended and Restated Supply Agreement as of October 28, 1999 by and among Stone Container Corporation, S&G Packaging Company, L.L.C. and the Registrant by reference to Exhibit 10.2 of the 1999 Form 10-K

10.9(a) Patent, Trademark and Trade Secret Assignment as of October 28, 1999 by and between Stone Container Corporation and S&G Packaging Company, L.L.C. by reference to Exhibit 10.3 of the 1999 Form 10-K

10.10(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc., amending the Bogalusa Roundwood Supply and Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant's Proxy Statement - Prospectus on Form S-4 (No. 33-41799) as amended, filed under the Securities Act of 1933, as amended (the 1991 Proxy Statement - Prospectus)

10.11(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(i) of the 1991 Proxy Statement - Prospectus

10.12(a) Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1 (No. 33-21227), as amended, filed under the Securities Act of 1933, as amended (the 1988 Debt Registration Statement)

10.13(a) Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.23 of the 1988 Debt Registration Statement

10.14(a) Bogalusa Hog Fuel Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

10.15(a) Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.16(a) Bogalusa Sawmill Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.17(a) Bogalusa Timberland Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement


----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit


10.18(a) Transfer and Assumption Agreement by and between the Registrant and Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.19(a) Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to
              Exhibit 10.17 of the 1986 Debt Registration Statement

10.20(a) Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration Statement

10.21(a) Bogalusa Wood Chip Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

10.22(a) Indemnification Agreement by and between the Registrant, Crown Zellerbach Corporation and Cavenham Forest Industries, Inc. dated as of November 17, 1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration Statement

10.23(a) Transaction Agreement by and between James River Corporation of Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

10.24(a) Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.25(a) Gaylord Container Corporation Supplemental Executive Retirement Plan as amended dated November 4, 1998, incorporated by reference to Exhibit 10.18 of the 1998 Form 10-K

10.26(a) Employment Letter Agreement by and between the Registrant and Daniel P. Casey, dated November 18, 1998, incorporated by reference to Exhibit 10.19 of the 1998 Form 10-K

10.27(a)      Employment Letter Agreement by and between the Registrant and Dale
              E. Stahl, dated November 18, 1998, incorporated by reference to
              Exhibit 10.20 of the 1998 Form 10-K

10.28(a) Employment Letter Agreement by and between the Registrant and Lawrence G. Rogna, dated November 18, 1998, incorporated by reference to Exhibit 10.21 of the 1998 Form 10-K

10.29(a) Gaylord Container Corporation 1997 Long-Term Incentive Equity Plan, incorporated by reference to Exhibit 28.1 of the Registrant Registration Statement on Form S-8 (No. 333-39809) filed under the Securities Act of 1933, as amended



----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

                       Number and Description of Exhibit

10.30(a) Description of Gaylord Container Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (Amendment No. 3 to the 1997 Debt Registration Statement)

10.31(a) Gaylord Container Corporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the 1997 Debt Registration Statement

10.32(a) Employment Agreement by and between the Company and Marvin A. Pomerantz dated June 1, 1997, incorporated by reference to Exhibit
              10.18 of the 1997 Debt Registration Statement

10.33(a) Gaylord Container Corporation Shareholder Value Plan, incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual meeting held December 10, 1993

10.34(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.35(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to Exhibit 10.26 of the 1989 Debt Registration Statement

10.36(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.37(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to
              Exhibit 10.2 of the 1988 Debt Registration Statement

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

24.1(b)       Power of Attorney

27.1(b)       Financial Data Schedule


----------------
(a) Incorporated by reference
(b) Filed with this Form 10-K Report.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                        Additions     Additions
                                                  Balance at            charged to    charged to                   Balance
                                                  beginning             costs and       other                     at end of
IN MILLIONS                                        of year              expenses       accounts      Deductions      Year
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED SEPTEMBER 30, 1998:
Allowance for accounts receivable                  $   5.5                $ 8.9         $  --         $ (8.0)       $ 6.4
----------------------------------------------------------------------------------------------------------------------------

Reserves - asset write-down                        $  11.5                $  --         $  --         $ (4.7)       $ 6.8
----------------------------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments              $   0.6                $  --         $ 0.3         $ (0.2)       $ 0.7
----------------------------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
    restructuring costs                            $   1.2                $  --         $  --         $ (0.5)       $ 0.7
----------------------------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
    adjustments - accrued restructuring
    costs                                          $   0.9                $  --         $  --         $   --        $ 0.9
----------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED SEPTEMBER 30, 1999:
Allowance for accounts receivable                  $   6.4                $ 9.0         $  --         $ (8.7)       $ 6.7
----------------------------------------------------------------------------------------------------------------------------

Reserves - asset write-down                        $   6.8                $  --         $(0.8)        $ (3.8)       $ 2.2
----------------------------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments              $   0.7                $  --         $  --         $ (0.1)       $ 0.6
----------------------------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
    restructuring costs                            $   0.7                $  --         $  --         $ (0.5)       $ 0.2
----------------------------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
    adjustments - accrued restructuring
    costs                                          $   0.9                $ 0.1         $  --         $   --        $ 1.0
----------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED SEPTEMBER 30, 2000:
Allowance for accounts receivable                  $   6.7                $10.3         $(0.2)        $ (9.0)       $ 7.8
----------------------------------------------------------------------------------------------------------------------------

Reserves - asset write-down                        $   2.2                $  --         $(0.2)        $ (1.9)       $ 0.1
----------------------------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments              $   0.6                $  --         $  --         $ (0.4)       $ 0.2
----------------------------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
    restructuring costs                            $   0.2                $ 1.0         $ 1.7         $ (2.7)       $ 0.2
----------------------------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
    adjustments - accrued restructuring
    costs                                          $   1.0                $ 0.2         $  --         $ (0.8)       $ 0.4
----------------------------------------------------------------------------------------------------------------------------

SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of December, 2000.

                                            Gaylord Container Corporation

                                            /s/ Marvin A. Pomerantz
                                            -----------------------------------
                                            Marvin A. Pomerantz
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 7th day of December, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                                                  TITLE


/s/Marvin A. Pomerantz            Chairman, Chief Executive Officer and Director
-----------------------                            (Principal Executive Officer)
Marvin A. Pomerantz


/s/Daniel P. Casey                                    Vice Chairman and Director
-----------------------                            (Principal Financial Officer)
Daniel P. Casey


/s/Jeffrey B. Park                                       Vice President, Finance
-----------------------                           (Principal Accounting Officer)
Jeffrey B. Park


         *
-----------------------                                                Director
Mary Sue Coleman


         *
-----------------------                                                Director
Harve A. Ferrill


         *
-----------------------                                                Director
John E. Goodenow


         *
-----------------------                                                Director
David B. Hawkins


         *
-----------------------                                                Director
Warren J. Hayford


         *
-----------------------                                                Director
Charles S. Johnson


         *
-----------------------                                                Director
Jerry W. Kolb


         *
-----------------------                                                Director
Ralph L. MacDonald Jr.


         *
-----------------------                                                Director
Thomas H. Stoner

* By Daniel P. Casey, Attorney-in-fact