Form 10-Q
period 2000-12-31
GAYLORD CONTAINER CORP /DE/
filed 2001-02-14
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

         As of February 2, 2001, the registrant had outstanding 55,848,462 shares of its $0.0001 par value Class A Common Stock (including 829,635 shares held in trust for the benefit of the warrant holders) and 829,635 redeemable exchangeable warrants to obtain Class A Common Stock.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

                                                                        PAGE
PART I.        FINANCIAL INFORMATION                                   NUMBERS

Item 1.        Financial Statements                                      1 - 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9 - 13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           14

Item 2.        Changes in Securities                                       14

Item 3.        Defaults Upon Senior Securities                             14

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                     14

Item 5.        Other Information                                           14

Item 6.        Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                 15

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                                                           DECEMBER 31,        SEPTEMBER 30,
$, In millions                                                2000                2000
===========================================================================================
ASSETS
Current assets:
   Cash and equivalents                                    $      5.8         $      0.7
   Trade receivables (less allowances of $8.0 and
       $7.8, respectively)                                      150.9              149.6
   Inventories (Note 2)                                         111.3               92.6
   Other current assets                                          18.7               18.2
-------------------------------------------------------------------------------------------
     Total current assets                                       286.7              261.1
-------------------------------------------------------------------------------------------
Property, plant and equipment:                                1,127.6            1,179.9
Less accumulated depreciation                                  (560.1)            (604.9)
-------------------------------------------------------------------------------------------
   Property - net                                               567.5              575.0
Deferred income taxes                                           146.2              147.1
Other assets                                                     50.4               51.0
-------------------------------------------------------------------------------------------
Total                                                      $  1,050.8         $  1,034.2
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                    $     16.7         $     16.9
   Trade payables                                                61.7               59.9
   Accrued interest payable                                      13.0               16.7
   Accrued and other liabilities                                 67.0               68.8
-------------------------------------------------------------------------------------------
     Total current liabilities                                  158.4              162.3
-------------------------------------------------------------------------------------------
Long-term debt                                                  929.5              911.2
Other long-term liabilities                                      47.7               47.5
Commitments and contingencies (Note 3)                            --                 --
Stockholders' equity (deficit)
   Class A common stock-par value, $0.0001
    per share; authorized 125,000,000 shares;
    issued 56,923,694 shares and 55,223,694
    shares, respectively, and outstanding
    55,581,113 shares and 53,829,101 shares,
    respectively                                                  --                 --
   Capital in excess of par value                               179.3              179.1
   Accumulated deficit                                         (253.5)            (254.9)
   Common stock in treasury - at cost;
    1,342,580 shares and 1,394,593 shares,
    respectively                                                 (9.9)             (10.3)
   Accumulated other comprehensive loss:
    Minimum pension liability                                    (0.7)              (0.7)
-------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                       (84.8)             (86.8)
-------------------------------------------------------------------------------------------
Total                                                      $  1,050.8         $  1,034.2
===========================================================================================


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31,
In millions, except per share data                               2000              1999
--------------------------------------------------------------------------------------------
Net sales                                                     $   295.1         $   279.6
Cost of goods sold                                                243.8             230.2
--------------------------------------------------------------------------------------------
   Gross margin                                                    51.3              49.4
Selling and administrative costs                                  (27.1)            (26.5)
--------------------------------------------------------------------------------------------
   Operating earnings                                              24.2              22.9
Interest expense - net                                            (22.4)            (22.1)
Other income (expense) - net                                        0.7               0.6
--------------------------------------------------------------------------------------------
   Income before taxes and accounting change                        2.5               1.4
Income tax expense                                                 (1.0)             (0.5)
--------------------------------------------------------------------------------------------
Income before accounting change                                     1.5               0.9
Accounting change (Note 4)                                          0.1               --
--------------------------------------------------------------------------------------------
   Net income                                                 $     1.6         $     0.9
============================================================================================

ACCUMULATED DEFICIT:
  Beginning of Period                                         $  (254.9)
  Excess of cost over issuance price of
    treasury stock                                                 (0.2)
                                                              -----------
  End of Period                                               $  (253.5)
                                                              ===========

INCOME PER COMMON SHARE
  Basic                                                       $     0.03        $     0.02
                                                              ===========       ============
  Diluted                                                     $     0.03        $     0.02
                                                              ===========       ============

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS

BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       54.9              53.7

DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                            --                0.3
                                                              -----------       ------------
Weighted average common and common
  share equivalents                                                54.9              54.0
                                                              ===========       ============


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2000 AND 1999


                                                 THREE MONTHS ENDED DECEMBER 31,
In millions                                             2000        1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net income                                            $   1.6      $   0.9
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization                        13.7         13.3
    Deferred tax expense                                  1.0          0.5
    Change in current assets and liabilities,
      excluding acquisitions and dispositions           (23.4)        (1.4)
    Other - net                                          (1.0)        (1.7)
--------------------------------------------------------------------------------
Net cash (used in) provided by operations                (8.1)        11.6
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                   (7.0)        (8.3)
  Capitalized interest                                   (0.2)        (0.1)
  Proceeds from asset sales                               2.4           --
  Acquisition - net                                        --          1.4
  Other investments - net                                (0.1)        (0.5)
--------------------------------------------------------------------------------
Net cash used in investments                             (4.9)        (7.5)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
  Senior debt repayments                                 (1.9)        (3.3)
  Revolving credit agreement borrowings - net            20.0          4.9
  Other financing - net                                    --          0.2
--------------------------------------------------------------------------------
Net cash provided by financing                           18.1          1.8
--------------------------------------------------------------------------------
Net increase in cash and equivalents                      5.1          5.9
Cash and equivalents, beginning of period                 0.7         10.4
--------------------------------------------------------------------------------
Cash and equivalents, end of period                   $   5.8      $  16.3
================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest expense                        $  25.6      $  24.9
Cash paid for income taxes                            $   0.1      $    --
Supplemental schedule of non-cash
   investing and financing activities:
    Acquisition of S&G Packaging:
     Inventories                                      $    --      $  28.7
     Property additions                               $    --      $  35.1
     Other assets                                     $    --      $  15.1
     Trade payables, accrued and other
        liabilities                                   $    --      $  47.7
     Total debt assumed before repayment              $    --      $  32.6



See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the three months ended December 31, 2000 and 1999, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 2000.

2.   INVENTORIES

Inventories consist of:

                                               DECEMBER 31,    September 30,
                                            ----------------------------------
In millions                                        2000             2000
------------------------------------------------------------------------------
Finished products                                 $ 29.3          $ 29.1
In process                                          66.3            53.2
Raw materials                                       11.8             6.7
Supplies                                            15.4            14.9
------------------------------------------------------------------------------
                                                   122.8           103.9
LIFO valuation adjustment                          (11.5)          (11.3)
------------------------------------------------------------------------------
  Total                                          $ 111.3          $ 92.6
==============================================================================

3.   CONTINGENCIES

The Company has a contract to sell a specified amount of electricity from its cogeneration facility to Pacific Gas & Electricity ("PG&E") through 2013. The Company does not intend to terminate this contract, however, if terminated by the Company, penalties of approximately $6.7 million could be imposed against the Company. At the end of the first quarter of fiscal 2001, the receivable due from PG&E was $3.8 million. At the end of January 2001, the amount outstanding was $6.4 million including $2.8 million that is past due. In February 2001 PG&E made a $0.4 million payment on the amounts owed. Although not certain, the Company believes substantially all amounts due from PG&E will be collected.

The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

On October 23, 1995, a rail tank car exploded on the premises of the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. The accident resulted in the venting of certain chemicals, including by-products of nitrogen tetroxide, a raw material used by the plant to produce dimethyl sulfoxide, a solvent used in the

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES manufacture of pharmaceutical and agricultural chemicals. More than 160 lawsuits have been filed in both federal and state courts naming as defendants Gaylord Chemical Corporation and/or the Company, certain of their respective officers and other unrelated corporations and individuals. The lawsuits, which seek unspecified damages, allege personal injury, property damage, economic loss, related injuries and fear of injuries as a result of the accident. On April 1, 1996, the federal judge dismissed all but one of the federal actions for failing to state claims under federal law and remanded the remaining state law claims to the district court in Washington Parish, Louisiana, where they have been consolidated. Discovery in the remaining federal action, a suit to recover alleged clean-up costs, was ordered coordinated with the Louisiana State action.

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

The trial court required all persons who claim exposure within the class boundaries to complete and file proofs by June 21, 2000. By that deadline, 16,592 persons filed proof of claim forms. In addition, 3,978 persons have "opted out" of the Louisiana class proceeding. All but 92 of the opt out claimants are also plaintiffs in the Mississippi action described below. On July 21, 2000, 18 initial trial plaintiffs were selected at random from the class claimants based on their claimed locations

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES of exposure. The claims of these 18 will be tried to a jury in an initial compensatory damage trial set to begin on June 12, 2001. The liability results of this first phase will bind all class members and defendants. For any defendant found liable for punitive damages a second phase punitive damage trial will begin one week later. In this second phase, the jury will be asked to award punitive damages, if any, for the entire Louisiana class. The Company and Gaylord Chemical are vigorously contesting all claims arising out of the October 23, 1995, explosion.

The Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the October 23, 1995, accident at the Bogalusa facility. These cases, which purport to be on behalf of over 11,000 individuals, were not filed as a class action but rather have all been consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions have been either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995, accident. In addition, the Company and Gaylord Chemical Corporation have filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions.

The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999, and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motions for a new trial or, alternatively, judgment notwithstanding the verdict were all denied. Plaintiffs did not timely appeal the verdict or the trial court's rulings. The trial court has ordered that the results of the first trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages. The trial court has set a trial date of January 15, 2002 for the next group of 20 Mississippi plaintiffs.

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

The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998, and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. The trial court denied all the insurers' motions for a new trial. The eight insurers issuing policies where coverage was found have filed an appeal of the judgment with the Louisiana Court of Appeal. The Company and Gaylord Chemical Corporation have appealed that part of the judgment excluding coverage under one policy. The Louisiana Court of Appeal heard oral arguments on November 18, 2000, but has not issued a decision. Including coverage afforded by the settlement and by the trial court's decision, the Company and Gaylord Chemical Corporation have in excess of $110 million in insurance coverage for the October 23, 1995, accident.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

The Company believes the outcome of such litigation should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.   ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income net of taxes of $0.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2001 COMPARED WITH FIRST QUARTER OF FISCAL 2000

Net sales for the first quarter of fiscal 2001 were $295.1 million compared to net sales of $279.6 million for the first quarter of fiscal 2000. Operating income for the current quarter was $24.2 million compared to $22.9 million for the year-ago quarter. Net income for the current quarter totaled $1.6 million, or $0.03 per basic and diluted common share, compared to a net income of $0.9 million, or $0.02 per basic and diluted common share, for the year-ago quarter.

In the first quarter of fiscal 2001, sales increased approximately $15.5 million due primarily to increased average net selling prices ($15 million). Increased volume in fiscal 2001 primarily due to the additional month of S&G Packaging sales was offset by reduced mill volume.

Gross margin for the first quarter of fiscal 2001 increased to $51.3 million from $49.4 million in the prior-year quarter primarily from higher average selling prices for its products ($11 million, net of $4 million in higher paper costs) and lower average fiber costs ($8 million). These gains were partially offset by higher energy costs ($8 million) and by reduced mill volume
($8 million).

Corrugated shipments increased approximately 3 percent in the first quarter of fiscal 2001 to 3.9 billion square feet compared to 3.8 billion square feet in the year-ago quarter. Industrial and retail bag shipments increased to 81 thousand tons during the first quarter of fiscal 2001 from 63 thousand tons in the prior-year quarter primarily due to the inclusion of shipments by S&G Packaging for all three months in the first quarter of fiscal 2001 in contrast to only two months of shipments for the first quarter of fiscal 2000. S&G Packaging became a wholly owned subsidiary of the Company on October 28, 1999. Total mill production decreased approximately 5 percent to 4,195 tons per day (TPD, calculated on the basis of the number of days in the period) during the first quarter of fiscal 2001 compared to 4,432 TPD in the prior-year quarter, due to market conditions. Quarter-over-quarter, containerboard and unbleached kraft paper production decreased due to market conditions approximately 5 percent to 3,457 TPD from 3,644 TPD and 6 percent to 738 TPD from 788 TPD, respectively, over the prior-year.

Average net selling prices increased for corrugated products and multiwall bags by approximately 8 percent and 4 percent, respectively, and decreased 4 percent for retail bags in the first quarter of fiscal 2001 compared with the prior-year quarter. Average net selling prices increased for the Company's domestic linerboard and unbleached kraft paper approximately 4 percent and 2 percent, respectively, and decreased 2 percent for export linerboard in the first quarter of fiscal 2001 compared to the same quarter in the prior year.

Fiber costs decreased primarily due to lower average delivered costs for recycled fiber, which consists of old corrugated containers (OCC) and double lined kraft (DLK) clippings. The average delivered cost for OCC and DLK decreased approximately 26 percent and 44 percent, respectively, in the first quarter of fiscal 2001 compared to the same quarter in the prior year. In addition, the average delivered cost for wood chips decreased approximately 6 percent in the quarter-over-quarter comparison.

Energy costs increased primarily due to an increase in natural gas prices. Natural gas prices increased 110 percent in the first quarter of fiscal 2001 compared to the same fiscal quarter in the prior year.

Selling and administrative costs were $27.1 million for the current quarter compared to $26.5 million for the year-ago period. This increase is due primarily to costs associated with one additional month of S&G Packaging in the current quarter due to S&G Packaging becoming a wholly owned subsidiary of the Company on October 28, 1999.

Net interest expense increased to $22.4 million in the first quarter of fiscal 2001 from $22.1 million in the prior-year quarter. Lower average debt levels decreased interest expense by approximately $0.2 million, while higher average borrowing rates increased interest expense by $0.5 million.

In the first quarter of fiscal 2001, the Company recognized a tax provision of $1.0 million compared to $0.5 million in the prior-year quarter. The effective tax rate was 40 percent in the first quarter of fiscal 2001 and 38 percent in the first quarter of fiscal 2000.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income net of taxes of $0.1 million.

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

Net cash used by operations for the first quarter of fiscal 2001 was $8.1 million, compared with net cash provided by operations of $11.6 million for the year-ago period. The decrease was primarily due to increased working capital requirements.

Cash flows used for investing activities decreased in the first quarter of fiscal 2001 to $4.9 million from $7.5 million in the year-ago quarter primarily due to proceeds from the sale of assets during the first quarter of fiscal 2001.

Cash flows from financing activities increased to $18.1 million in the first quarter of fiscal 2001 from $1.8 million in the year-ago quarter. The increase is primarily due to increased net borrowings from the Company's revolving credit facility to support the increase in working capital needs.

LIQUIDITY

At December 31, 2000, the Company had cash and equivalents of $5.8 million, an increase of $5.1 million from September 30, 2000, as cash provided by financing activities exceeded cash used for operating and investing activities. Total debt increased $18.1 million to $946.2 million at December 31, 2000 from $928.1 million at September 30, 2000 as a result of the increased revolver borrowings. At December 31, 2000, the Company had approximately $138 million of borrowings outstanding and approximately $124 million of credit available under the revolving portions of its credit agreements. At December 31, 2000, the Company had available liquidity (cash and cash equivalents plus revolver credit available) of approximately $130 million.

The Company has a contract to sell a specified amount of electricity from its cogeneration facility to Pacific Gas & Electricity ("PG&E") through 2013. The Company does not intend to terminate this contract, however, if terminated by the Company, penalties of approximately $6.7 million could be imposed against the Company. At the end of the first quarter of fiscal 2001, the receivable due from PG&E was $3.8 million. At the end of January 2001, the amount outstanding was $6.4 million including $2.8 million that is past due. In February 2001 PG&E made a $0.4 million payment on the amounts owed. Although not certain, the Company believes substantially all amounts due from PG&E will be collected.

At December 31, 2000, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $200.5 million, an increase of $18.2 million from September 30, 2000, primarily due to higher inventory levels for rollstock.

The rationalization of capacity associated with industry consolidation activities and reduced capacity utilization rates over the past several years combined with limited new containerboard capacity additions and have resulted in relatively balanced industry supply/demand conditions. During fiscal 2000, published prices of linerboard and grocery sack paper increased by $50 per ton. Subsequently, the Company implemented corresponding price increases for its corrugated products in fiscal 2000. Published industry prices for linerboard and kraft paper remained unchanged at December 2000 compared to September 2000. In January 2001, published prices for linerboard declined by $15 per ton.

In the first quarter of fiscal 2001, average delivered costs for wood chips were essentially unchanged compared to the fourth quarter of fiscal 2000. Average delivered prices of DLK and OCC decreased approximately 41 and 17 percent, respectively, in the first quarter of fiscal 2001 compared to fourth quarter fiscal 2000. Fiber markets are difficult to predict; thus, there can be no assurance of the future direction of wood chip, OCC and DLK prices.

In the first quarter of fiscal 2001, natural gas prices increased 23 percent versus the fourth quarter of fiscal 2000. Currently, average natural gas prices quoted on the New York Mercantile Exchange for the quarter ending March 2001 are substantially higher than the previous quarter. The Company has fixed price contracts for a portion of its natural gas needs, and is continuing to evaluate additional fixed price contracts and hedging strategies. The natural gas markets are very difficult to predict, however, and there an be no assurance of the future direction of these prices.

Based on current prices for converted products adjusted for the reduction in published prices for linerboard, current raw material and energy costs (including currently quoted futures prices for natural gas) and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is product price improvement for converted products beyond current levels, however, the Company will need to seek covenant modifications to its bank credit agreement by the end of December 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk associated with changes in interest rates due to its variable rate debt. The impact on the Company's cash flows and pre-tax results of operations on a annual basis from a 1 percent change in interest rates is approximately $2.4 million.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described in "Note 3 of Notes to Condensed Consolidated Financial Statements." The Company believes the outcome of such litigation should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On February 7, 2001, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's ten directors were re-elected by the following vote:

                                           For                   Withheld
                                      ------------------------------------------
          Daniel P. Casey               48,213,784               702,604
          Mary Sue Coleman              48,194,853               721,535
          Harve A. Ferrill              48,209,145               707,243
          John E. Goodenow              48,211,281               705,107
          David B. Hawkins              48,205,798               710,590
          Warren J. Hayford             48,194,507               721,881
          Charles S. Johnson            48,206,388               710,000
          Jerry W. Kolb                 48,208,789               707,599
          Ralph L. MacDonald Jr.        48,214,435               701,953
          Marvin A. Pomerantz           48,095,223               821,165



The appointment of Deloitte & Touche LLP to continue to serve as the Company's independent auditors in fiscal 2001 was ratified by a vote of 48,652,170 for; 169,548 against; 94,670 withheld.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Number and Description of Exhibit

          a) No reports on Form 8-K were filed for the quarter ended December 31, 2000

          -----------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GAYLORD CONTAINER CORPORATION

Date:  February 14, 2001                     /s/ Marvin A. Pomerantz
                                            ------------------------------------
                                            Marvin A. Pomerantz
                                            Chairman and Chief Executive Officer


Date:  February 14, 2001                     /s/ Jeffrey B. Park
                                            ------------------------------------
                                            Jeffrey B. Park
                                            Vice President, Finance
                                            (Principal Accounting Officer)