Form 10-Q
period 2001-03-31
GAYLORD CONTAINER CORP /DE/
filed 2001-05-15
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to

                        For Quarter Ended March 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of May 2, 2001, the registrant had outstanding 55,900,514 shares of its $0.0001 par value Class A Common Stock (including 827,135 shares held in trust for the benefit of the warrant holders) and 827,135 redeemable exchangeable warrants to obtain Class A Common Stock.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND SEPTEMBER 30, 2000

---------------------------------------------------------------------------------------------------------

                                                                                MARCH 31,  SEPTEMBER 30,
$ in millions, except per share data                                              2001         2000
=========================================================================================================
ASSETS
Current assets:
   Cash and equivalents                                                        $      4.7    $      0.7
   Trade receivables (less allowances of $6.9 and
       $7.8, respectively)                                                          134.1         149.6
   Inventories (Note 2)                                                              99.9          92.6
   Other current assets                                                              27.8          18.2
---------------------------------------------------------------------------------------------------------
     Total current assets                                                           266.5         261.1
---------------------------------------------------------------------------------------------------------
Property, plant and equipment:                                                    1,134.8       1,179.9
Less accumulated depreciation                                                      (571.9)       (604.9)
---------------------------------------------------------------------------------------------------------
   Property - net                                                                   562.9         575.0
Deferred income taxes                                                               151.1         147.1
Other assets                                                                         49.1          51.0
---------------------------------------------------------------------------------------------------------
Total                                                                          $  1,029.6    $  1,034.2
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                                        $      8.1    $     16.9
   Trade payables                                                                    51.5          59.9
   Accrued interest payable                                                          17.1          16.7
   Accrued and other liabilities                                                     53.5          68.8
---------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      130.2         162.3
---------------------------------------------------------------------------------------------------------
Long-term debt                                                                      945.0         911.2
Other long-term liabilities                                                          48.4          47.5
Commitments and contingencies (Note 3)                                                 -             -
Stockholders' equity (deficit)
   Class A common stock-par value, $0.0001
    per share; authorized 125,000,000 shares; issued 57,166,694 shares and
    55,223,694 shares, respectively, and outstanding 55,875,761 shares and
    53,829,101 shares, respectively                                                    -             -
   Capital in excess of par value                                                   179.6         179.1
   Accumulated deficit                                                             (263.6)       (254.9)
   Common stock in treasury - at cost;
    1,290,932 shares and 1,394,593 shares, respectively                              (9.5)        (10.3)
   Accumulated other comprehensive income (loss):
    Unrealized holding gains                                                          0.2            -
    Minimum pension liability                                                        (0.7)         (0.7)
---------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                           (94.0)        (86.8)
---------------------------------------------------------------------------------------------------------
Total                                                                          $  1,029.6    $  1,034.2
---------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
In millions, except per share data                         2001         2000
--------------------------------------------------------------------------------

Net sales                                                $ 265.8      $ 291.2
Cost of goods sold                                         231.5        245.1
--------------------------------------------------------------------------------
   Gross margin                                             34.3         46.1
Selling and administrative costs                           (26.2)       (28.9)
--------------------------------------------------------------------------------
   Operating earnings                                        8.1         17.2
Interest expense - net                                     (22.9)       (23.0)
Other income - net                                           0.2          0.4
--------------------------------------------------------------------------------
   Loss before taxes                                       (14.6)        (5.4)
Income tax benefit                                           4.9          2.0
--------------------------------------------------------------------------------
   Net loss                                                 (9.7)        (3.4)
--------------------------------------------------------------------------------
Comprehensive income, net of tax                             0.2          -
--------------------------------------------------------------------------------
   Comprehensive loss                                    $  (9.5)     $  (3.4)
================================================================================

ACCUMULATED DEFICIT:
  Beginning of period                                    $(253.5)
  Net loss                                                  (9.7)
  Excess of cost over issuance price of
    treasury stock                                          (0.4)
                                                         -------
  End of period                                          $(263.6)
                                                         =======

LOSS PER COMMON SHARE
  Basic                                                  $ (0.17)     $ (0.06)
                                                         =======      =======
  Diluted (A)                                                N/A          N/A
                                                         =======      =======

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS

BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                55.9         53.8

DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                     -            0.3
                                                         -------      -------

Weighted average common and common
  share equivalents                                         55.9         54.1
                                                         =======      =======

(A) Not presented where the effect of potential shares is antidilutive.

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            SIX MONTHS ENDED
                                                                MARCH 31
In millions, except per share data                         2001         2000
--------------------------------------------------------------------------------
Net sales                                                $ 560.9      $ 570.8
Cost of goods sold                                         475.3        475.3
--------------------------------------------------------------------------------
   Gross margin                                             85.6         95.5
Selling and administrative costs                           (53.3)       (55.4)
--------------------------------------------------------------------------------
   Operating earnings                                       32.3         40.1
Interest expense - net                                     (45.3)       (45.1)
Other income - net                                           0.9          1.0
--------------------------------------------------------------------------------
   Loss before taxes and accounting change                 (12.1)        (4.0)
Income tax benefit                                           3.9          1.5
--------------------------------------------------------------------------------
Loss before accounting change                               (8.2)        (2.5)
Accounting change (Note 4)                                   0.1          -
--------------------------------------------------------------------------------
   Net loss                                                 (8.1)        (2.5)
--------------------------------------------------------------------------------
Comprehensive income, net of tax                             0.2          -
--------------------------------------------------------------------------------
   Comprehensive loss                                    $  (7.9)     $  (2.5)
================================================================================

ACCUMULATED DEFICIT:
  Beginning of Period                                    $(254.9)
  Net loss                                                  (8.1)
  Excess of cost over issuance price of
    treasury stock                                          (0.6)
                                                         -------
  End of Period                                          $(263.6)
                                                         =======

LOSS PER COMMON SHARE
  Basic                                                  $ (0.15)     $ (0.05)
                                                         =======      =======
  Diluted (A)                                                N/A          N/A
                                                         =======      =======

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS

BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                55.4         53.7

DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                     -            0.4
                                                         -------      -------

Weighted average common and common
  share equivalents                                         55.4         54.1
                                                         =======      =======

(A) Not presented where the effect of potential shares is antidilutive.

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                      SIX MONTHS ENDED MARCH 31,
$ in millions                                             2001       2000
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATIONS:
Net loss                                               $  (8.1)   $  (2.5)
Adjustments to reconcile net loss to net
  cash provided by (used in) operations:
    Depreciation and amortization                         27.4       27.0
    Deferred tax expense                                  (4.1)      (1.6)
    Change in current assets and liabilities,
      excluding acquisitions and dispositions            (24.6)     (13.3)
    Other - net                                            2.7        1.5
--------------------------------------------------------------------------------
Net cash (used in) provided by operations                 (6.7)      11.1
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                   (14.9)     (19.9)
  Capitalized interest                                    (0.3)      (0.2)
  Proceeds from asset sales                                2.3         -
  Acquisition - net                                         -         1.4
  Other investments - net                                 (0.2)      (0.3)
--------------------------------------------------------------------------------
Net cash used in investments                             (13.1)     (19.0)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
  Senior debt repayments                                 (13.3)      (5.7)
  Revolving credit agreement borrowings - net             37.0       46.0
  Repayment of S&G Packaging revolving credit loan          -       (32.6)
  Other financing - net                                    0.1        1.2
--------------------------------------------------------------------------------
Net cash provided by financing                            23.8        8.9
--------------------------------------------------------------------------------
Net increase in cash and equivalents                       4.0        1.0
Cash and equivalents, beginning of period                  0.7       10.4
--------------------------------------------------------------------------------
Cash and equivalents, end of period                    $   4.7    $  11.4
================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest expense                         $  43.7    $  43.5
Cash paid for income taxes                             $   0.1    $    -
Supplemental schedule of non-cash
   investing and financing activities:
    Acquisition of S&G Packaging:
     Inventories                                       $    -     $  28.7
     Property additions                                $    -     $  35.1
     Other assets                                      $    -     $  15.1
     Trade payables, accrued and other
        liabilities                                    $    -     $  47.8
     Total debt assumed before repayment               $    -     $  32.6

See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months and six months ended March 31, 2001 and 2000, and cash flows for the six months ended March 31, 2001 and 2000, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 2000.

2. INVENTORIES

Inventories consist of:

                              March 31,  September 30,
                              -------------------------
In millions                    2001         2000
-------------------------------------------------------
Finished products             $   32.1    $   29.1
In process                        55.7        53.2
Raw materials                     10.9         6.7
Supplies                          15.0        14.9
-------------------------------------------------------
                                 113.7       103.9
LIFO valuation adjustment        (13.8)      (11.3)
-------------------------------------------------------
  Total                       $   99.9    $   92.6
=======================================================


3. CONTINGENCIES

The Company has a contract to sell electricity from its cogeneration facility to Pacific Gas & Electric ("PG&E") through 2013. The contract requires the Company to supply electricity during June, July and August at specified rates with a penalty for non-compliance of approximately $7 million. The Company intends to honor the contract with PG&E by selling electricity when required. In April 2001, the Company was owed $6.5 million when PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While PG&E has not disclosed in its court filings whether such pre-petition amounts due will be paid as part of PG&E's restructuring plan, the Company currently believes substantially all amounts due from PG&E will be collected. Compared to pre-petition amounts, post-petition receivables are subject to more favorable treatment under the Bankruptcy Code.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

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

The trial court required all persons who claim exposure within the class boundaries to complete and file proofs by June 21, 2000. By that deadline, 16,592 persons filed proof of claim

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES forms. In addition, 3,978 persons have "opted out" of the Louisiana class proceeding. All but 92 of the opt out claimants are also plaintiffs in the Mississippi action described below. On July 21, 2000, 18 initial trial plaintiffs were selected at random from the class claimants based on their claimed locations of exposure. The claims of these 18 were to be tried to a jury in an initial compensatory damage trial originally to begin on June 12, 2001, but have been continued indefinitely. The liability results of this first phase will bind all class members and defendants. For any defendant found liable for punitive damages a second phase punitive damage trial will begin one week later. In this second phase, the jury will be asked to award punitive damages, if any, for the entire Louisiana class. The Company and Gaylord Chemical are vigorously contesting all claims arising out of the October 23, 1995, explosion.

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

The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999, and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motions for a new trial or, alternatively, judgment notwithstanding the verdict were all denied. Plaintiffs did not timely appeal the verdict or the trial court's rulings. The trial court has ordered that the results of the first trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages. The trial court has set a trial date of January 15, 2002 for the next group of 20 Mississippi plaintiffs.

The Company and Gaylord Chemical Corporation maintain general liability insurance and filed separate suits seeking a declaratory judgment of coverage for the October 23, 1995, accident against their general liability and directors and officers liability insurance carriers. The carrier with the first layer of coverage under the general liability policies has agreed to pay the Company's and Gaylord Chemical Corporation's defense costs under a reservation of rights.

The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998, and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. The eight insurers issuing policies where coverage was found appealed the judgment to the Louisiana Court of Appeal. The Company and Gaylord Chemical Corporation appealed that portion of the judgment excluding coverage under one policy. On April 3, 2001 the Louisiana Court of Appeal affirmed the trial court's finding that coverage was afforded by eight of the nine carriers. In addition, the Court of Appeal reversed the trial court's finding that the ninth carrier's policy did not afford coverage, and held that the Company and Gaylord Chemical Corporation have insurance coverage under all nine policies. Certain insurers have moved for a re-hearing in the Court of Appeal. Following the Court of Appeal's April 3, 2001 opinion, the Company and Gaylord Chemical Corporation had in excess of $125 million in insurance coverage for the October 23, 1995, accident.

On May 4, 2001, the Company and Gaylord Chemical Corporation agreed in principle to settle all claims arising out of the October 23, 1995 explosion. In exchange for payments by some of its insurance carriers and assignment of the Company's insurance coverage action against the remaining carriers, the Company and Gaylord Chemical Corporation will receive full releases of all claims for damages, including punitive damages. Neither the Company nor Gaylord Chemical Corporation contributed to the settlement, the terms of which remain confidential. The settlement is subject to court approval.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONCLUDED

On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993, through November 30, 1995, the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. Motions to dismiss the complaints were denied, and class discovery is complete. After investigation of the facts, the Company believes the allegations are without merit and is vigorously defending itself.

The Company believes the outcome of such litigation should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income, net of taxes, of $0.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2001 COMPARED WITH SECOND QUARTER OF FISCAL 2000

Net sales for the second quarter of fiscal 2001 were $265.8 million compared to net sales of $291.2 million for the second quarter of fiscal 2000. Operating income for the current quarter was $8.1 million compared to an operating income of $17.2 million for the year-ago quarter. Net loss for the current quarter totaled $9.7 million, or $0.17 per basic common share, compared to a net loss of $3.4 million, or $0.06 per basic common share, for the year-ago quarter.

In the second quarter of fiscal 2001, sales decreased $25.4 million due to lower volume ($34 million), primarily as a result of softer market conditions, partially offset by higher average selling prices for most of the Company's converted products ($9 million).

Gross margin for the second quarter of fiscal 2001 decreased to $34.3 million from $46.1 million in the prior-year quarter primarily due to lower volume ($12 million) and higher energy costs ($14 million) partially offset by reduced fiber cost ($10 million) and higher average selling prices for its products ($6 million net of $3 million higher paper costs in the converting facilities).

Corrugated shipments decreased by 13 percent in the second quarter of fiscal 2001 to 3.4 billion square feet compared to 3.9 billion square feet in the year-ago quarter due to softer market conditions. Industrial and retail bag shipments decreased 7 percent to 75 thousand tons during the second quarter of fiscal 2001 from 81 thousand tons in the prior-year quarter due to softer market conditions in the retail bag market. Total mill production decreased by percent to 3,735 tons per day (TPD, calculated on the basis of the number of days in the period) during the second quarter of fiscal 2001 compared to 4,198 TPD in the prior-year quarter. Additional maintenance downtime accounted for approximately 20 percent of the quarter over quarter production decrease while the majority of the remaining 80 percent was attributable to market-related downtime. Containerboard and unbleached kraft paper production decreased by 13 percent to 3,016 TPD from 3,454 TPD and by 3 percent to 719 TPD from 744 TPD, respectively, over the prior-year.

Average net selling prices for corrugated products and multiwall bags increased by 5 percent and 7 percent, respectively, and decreased by 4 percent for retail bags in the second quarter of fiscal 2001 compared with the prior-year quarter. Average net selling prices on domestic sales to third parties for the Company's linerboard and unbleached kraft paper increased 2 percent while export sales of linerboard decreased 10 percent in the second quarter of fiscal 2001 compared to the same quarter in the prior year.

Fiber costs decreased due to lower average delivered costs for wood chips and recycled fiber (which consists primarily of old corrugated containers (OCC) and double lined kraft (DLK) clippings). The average delivered cost of OCC and DLK decreased approximately 42 percent and 48 percent, respectively, while the average delivered cost of wood chips decreased by 4 percent in quarter-over-quarter comparison.

Energy costs increased primarily due to an increase in natural gas prices. Average natural gas prices increased 214 percent in the second quarter of fiscal 2001 compared to the same fiscal quarter in the prior year.

Selling and administrative costs were $26.2 million for the current quarter compared to $28.9 million for the year-ago period. Lower incentive costs and reduced staff levels contributed to the decline in costs.

Net interest expense of $22.9 million was essentially unchanged in the second quarter of fiscal 2001 from the previous year quarter.

In the second quarter of fiscal 2001, the Company recognized a tax benefit of $4.9 million compared to $2.0 million in the prior-year quarter. The effective tax rate was 34 percent in the second quarter of fiscal 2001 and 38 percent in the second quarter of 2000. The change in the tax rate was due to the relative level of permanent differences between book and taxable income.

FIRST SIX MONTHS OF FISCAL 2001 COMPARED WITH FIRST SIX MONTHS OF FISCAL 2000.

Net sales for the first six months of fiscal 2001 were $560.9 million compared to net sales of $570.8 million for the first six months of fiscal 2000. Operating income for the current six-month period was $32.3 million compared to an operating income of $40.1 million for the year-ago period. Net loss for the current period totaled $8.1 million, or $0.15 per basic common share, compared to a net loss of $2.5 million, or $0.05 per basic common share, for the year-ago period.

In the first six months of fiscal 2001, sales decreased by $9.9 million due to lower volume ($34 million), primarily as a result of softer market conditions, partially offset by higher average net selling prices ($24 million).

Gross margin for the first six months of fiscal 2001 decreased to $85.6 million from $95.5 million in the prior-year period primarily due to higher energy costs ($21 million) and lower net volume ($20 million). These losses were partially offset by higher average net selling prices ($14 million net of $10 million higher paper costs in the converting facilities) and lower fiber costs ($18 million).

Corrugated shipments decreased by 5 percent in the first six months of fiscal 2001 to 7.3 billion square feet compared to 7.7 billion square feet in the year-ago period, primarily as a result of softer market conditions in the second fiscal quarter. Industrial and retail bag shipments increased to 157 thousand tons during the first six months of fiscal 2001 from 144 thousand tons in the prior-year period primarily due to the inclusion of shipments by S&G Packaging for all six months in fiscal 2001 in contrast to five months in fiscal 2000. S&G Packaging became a wholly owned subsidiary of the Company on October 28, 1999. Total mill production decreased by 8 percent to 3,965 tons per day (TPD, calculated on the basis of the number of days in the period) during the first six months of fiscal 2001 compared to 4,315 TPD in the prior-year period. Additional maintenance downtime accounted for approximately 15 percent of the period over period production decrease while the majority of the remaining 85 percent was attributable to market-related downtime. Period over period, containerboard and unbleached kraft paper production decreased by 9 percent to 3,237 TPD from 3,549 TPD and by 5 percent to 728 TPD from 766 TPD, respectively, over the prior-year period.

Average net selling prices for corrugated products increased by 7 percent in the first six months of fiscal 2001 compared with the prior-year period. Average net selling prices on domestic sales to third parties for the Company's linerboard and unbleached kraft papers increased by 4 percent and 6 percent, respectively in the first six months of fiscal 2001 compared to the same period in the prior year. Average net selling prices for the Company's sales of export linerboard decreased by 5 percent, in the period-over-period comparison.

Fiber costs decreased due to lower average delivered costs for wood chips and recycled fiber. The average delivered cost of OCC and DLK decreased by 34 percent and 46 percent, respectively, while the average delivered cost of wood chips decreased by 5 percent in period-over-period comparison.

Energy costs increased primarily due to an increase in natural gas prices. Average natural gas prices increased 164 percent in the current period of fiscal 2001 compared to the same period in the prior year.

Selling and administrative costs were $53.3 million for the current period compared to $55.4 million for the year-ago period. This decrease was primarily due to staff reductions, lower incentive costs and reduced expense due to integrating S&G Packaging within Gaylord Container Corporation.

Net interest expense increased to $45.3 million in the first six months of fiscal 2001 from $45.1 million in the prior-year period. Lower average debt levels decreased interest expense by $0.7 million, while higher average borrowing rates increased interest expense by $0.9 million.

In the first six months of fiscal 2001, the Company recognized a tax benefit of $3.9 million compared to $1.5 million in the prior-year period. The effective tax rates were 32 and 38 percent, respectively, in the period-over-period comparison. The change in the tax rate was due to the relative level of permanent differences between book and taxable income.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income, net of taxes, of $0.1 million.

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

Net cash used in operations for the first six months of fiscal 2001 was $6.7 million, compared with net cash provided by operations of $11.1 million for the year-ago period. The unfavorable change of $17.8 million was due to reduced operating results and increased working capital requirements in the period-over-period comparison.

Cash flows used in investing activities decreased in the first six months of fiscal 2001 to $13.1 million from $19.0 million due to a decrease in capital expenditures ($5 million). Investing activities also included proceeds from the sale of assets ($2 million) offset by lower acquisition costs ($1 million) in the first six months of fiscal 2001 compared to the year-ago period.

Cash flows provided by financing activities increased to $23.8 million in the first six months of fiscal 2001 from $8.9 million in the year-ago quarter. Financing activities in the fiscal 2001 six-month period increased to support the increase in working capital needs.

LIQUIDITY

At March 31, 2001, the Company had cash and equivalents of $4.7 million, an increase of $4.0 million from September 30, 2000, as cash provided by financing activities exceeded cash used in operating and investing activities. Total debt increased $25.0 million to $953.1 million at March 31, 2001 from $928.1 million at September 30, 2000 as a result of increased revolver borrowings. At March 31, 2001, the Company had $155 million of borrowings outstanding, and $105 million of available liquidity (cash and cash equivalents plus revolver credit available).

The Company has a contract to sell electricity from its cogeneration facility to Pacific Gas & Electric ("PG&E") through 2013. The contract requires the Company to supply electricity during June, July and August at specified rates with a penalty for non-compliance of approximately $7 million. The Company intends to honor the contract with PG&E by selling electricity when required. In April 2001, the Company was owned $6.5 million when PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While PG&E has not disclosed in its court filings whether such pre-petition amounts due will be paid as part of PG&E's restructuring plan, the Company currently believes substantially all amounts due from PG&E will be collected. Compared to pre-petition amounts, post-petition receivables are subject to more favorable treatment under the Bankruptcy Code.

At March 31, 2001, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $182.5 million, a decrease of $0.2 million from September 30, 2000.

The rationalization of capacity associated with industry consolidation activities and reduced capacity utilization rates over the past several years combined with limited new containerboard capacity additions have resulted in relatively balanced industry supply/demand conditions. In January 2001, published prices for linerboard declined by $15 per ton. Published industry prices for kraft paper remained unchanged at March 2001 compared to September 2000. In April 2001 published prices for linerboard declined an additional $5 per ton.

The Company's average delivered cost of OCC decreased by 9 percent and the average delivered cost for DLK increased by 2 percent, in the second quarter of fiscal 2001 compared to the first quarter of fiscal 2001. While the average delivered cost of wood chips decreased by 2 percent over the same period. Fiber markets are difficult to predict; thus, there can be no assurance of the future direction of wood chip, OCC and DLK prices.

In the second quarter of fiscal 2001, average natural gas prices increased 38 percent versus the first quarter of fiscal 2001. The Company has fixed price supply contracts for a substantial portion of its natural gas requirements for the next twelve months, and is continuing to evaluate additional fixed price contracts and hedging strategies for its longer term requirements. Natural gas markets are very difficult to predict and the Company anticipates that gas prices will continue to be volatile for at least the next twelve months.

Based on current prices for converted products adjusted for the reduction in published prices for linerboard, current raw material and energy costs (including currently quoted futures prices for natural gas), and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is product price improvement for converted products beyond current levels, however, the Company will require covenant modifications to its bank credit agreement by the end of December 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk associated with changes in interest rates due to its variable rate debt. The impact on the Company's cash flows and pre-tax results of operations on an annual basis from a 1 percentage point change in interest rates is approximately $2.5 million.


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

Item 4. Submission of Matters to a Vote of Security Holders.

        On February 7, 2001, the Company held its annual meeting of stockholders at which the following issues were voted upon by holders of the Company's common stock:

The Company's ten directors were re-elected by the following vote:

                                               For                      Withheld
                                           -------------------------------------
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

Item 6. Exhibits and Reports on Form 8-K.

        Number and Description of Exhibit


        a) No reports on Form 8-K were filed for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GAYLORD CONTAINER CORPORATION

Date:  May 14, 2001                         /s/ Marvin A. Pomerantz
                                            ----------------------------
                                            Marvin A. Pomerantz
                                            Chairman and Chief Executive Officer


Date:  May 14, 2001                         /s/ Jeffrey B. Park
                                            -------------------------
                                            Jeffrey B. Park
                                            Vice President, Finance
                                            (Principal Accounting Officer)