Form 10-Q
period 2001-06-30
GAYLORD CONTAINER CORP /DE/
filed 2001-08-13
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to

                         For Quarter Ended June 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of August 2, 2001, the registrant had outstanding 55,953,752 shares of its $0.0001 par value Class A Common Stock (including 827,135 shares held in trust for the benefit of the warrant holders) and 827,135 redeemable exchangeable warrants to obtain Class A Common Stock.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                                        JUNE 30    SEPTEMBER 30,
$ in millions, except per share data                     2001         2000
--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and equivalents                            $      9.7      $      0.7
   Trade receivables (less allowances of $7.8 for
       2001 and 2000)                                   139.9           149.6
   Inventories (Note 2)                                 104.2            92.6
   Other current assets                                  35.0            18.2
--------------------------------------------------------------------------------
     Total current assets                               288.8           261.1
--------------------------------------------------------------------------------
Property, plant and equipment:                        1,141.3         1,179.9
Less accumulated depreciation                          (584.2)         (604.9)
--------------------------------------------------------------------------------
   Property - net                                       557.1           575.0
Deferred income taxes                                   155.5           147.1
Other assets                                             48.2            51.0
--------------------------------------------------------------------------------
Total                                              $  1,049.6      $  1,034.2
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt            $      8.2      $     16.9
   Trade payables                                        55.8            59.9
   Accrued interest payable                              12.8            16.7
   Accrued and other liabilities                         58.3            68.8
--------------------------------------------------------------------------------
     Total current liabilities                          135.1           162.3
--------------------------------------------------------------------------------
Long-term debt                                          966.1           911.2
Other long-term liabilities                              48.7            47.5
Commitments and contingencies (Note 3)                     --              --
Stockholders' equity (deficit)
   Class A common stock-par value, $0.0001
    per share; authorized 125,000,000 shares;
    issued 57,168,694 shares and
    55,223,694 shares, respectively, and
    outstanding 55,934,589 shares and
    53,829,101 shares, respectively                        --              --
   Capital in excess of par value                       180.0           179.1
   Accumulated deficit                                 (269.7)         (254.9)
   Common stock in treasury - at cost;
    1,234,105 shares and 1,394,593 shares,
    respectively                                         (9.1)          (10.3)
   Accumulated other comprehensive income (loss):
    Unrealized holding losses                            (0.8)             --
    Minimum pension liability                            (0.7)           (0.7)
--------------------------------------------------------------------------------
     Total stockholders' equity (deficit)              (100.3)          (86.8)
--------------------------------------------------------------------------------
Total                                              $  1,049.6      $  1,034.2
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 2001 AND 2000 (In millions, except per share data)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                             JUNE 30
In millions, except per share data                        2001        2000
================================================================================

Net sales                                              $   263.6  $   299.2
Cost of goods sold                                         226.3      245.6
--------------------------------------------------------------------------------
   Gross margin                                             37.3       53.6
Selling and administrative costs                           (25.3)     (30.3)
--------------------------------------------------------------------------------
   Operating earnings                                       12.0       23.3
Interest expense - net                                     (22.2)     (23.1)
Other income - net                                           0.6        0.4
--------------------------------------------------------------------------------
   Income (loss) before taxes                               (9.6)       0.6
Income tax benefit (expense)                                 3.8       (0.2)
--------------------------------------------------------------------------------
   Net income (loss)                                        (5.8)       0.4
--------------------------------------------------------------------------------
Other comprehensive loss, net of tax                        (1.0)        --
--------------------------------------------------------------------------------
   Comprehensive income (loss)                         $    (6.8) $     0.4
================================================================================

ACCUMULATED DEFICIT:
  Beginning of period                                  $  (263.6)
  Net loss                                                  (5.8)
  Excess of cost over issuance price of
    treasury stock                                          (0.3)
                                                       ----------
  End of period                                        $  (269.7)
                                                       ==========

INCOME (LOSS) PER COMMON SHARE
  Basic                                                $    (0.10)  $     0.01
                                                       ===========  ==========
  Diluted (A)                                                N/A    $     0.01
                                                       ===========  ==========

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS

BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                55.9          53.8

DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                      --           0.2
                                                       -----------  ----------

Weighted average common and common
  share equivalents                                         55.9          54.0
                                                       ===========  ==========


(A) Not presented where the effect of potential shares is antidilutive.

    See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JUNE 30, 2001 AND 2000 (In millions, except per share data)
--------------------------------------------------------------------------------


                                                            NINE MONTHS ENDED
                                                                JUNE 30
In millions, except per share data                         2001        2000
================================================================================

Net sales                                                 $ 824.5     $ 870.0
Cost of goods sold                                          701.6       720.9
--------------------------------------------------------------------------------
   Gross margin                                             122.9       149.1
Selling and administrative costs                            (78.6)      (85.7)
--------------------------------------------------------------------------------
   Operating earnings                                        44.3        63.4
Interest expense - net                                      (67.5)      (68.2)
Other income - net                                            1.5         1.4
--------------------------------------------------------------------------------
   Loss before taxes and accounting change                  (21.7)       (3.4)
Income tax benefit                                            7.7         1.3
--------------------------------------------------------------------------------
Loss before accounting change                               (14.0)       (2.1)
Accounting change (Note 4)                                    0.1          --
--------------------------------------------------------------------------------
   Net loss                                                 (13.9)       (2.1)
--------------------------------------------------------------------------------
Other comprehensive loss, net of tax                         (0.8)         --
--------------------------------------------------------------------------------
   Comprehensive loss                                     $ (14.7)    $  (2.1)
================================================================================

ACCUMULATED DEFICIT:
  Beginning of Period                                     $(254.9)
  Net loss                                                  (13.9)
  Excess of cost over issuance price of
    treasury stock                                           (0.9)
                                                          --------
  End of Period                                           $(269.7)
                                                          ========

LOSS PER COMMON SHARE
  Basic                                                   $ (0.25)    $ (0.04)
                                                           ========    ========
  Diluted (A)                                                N/A         N/A
                                                           ========    ========

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS

BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 55.6        53.7

DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                       --         0.3
                                                           --------    --------

Weighted average common and common
  share equivalents                                          55.6        54.0
                                                           ========    ========


(A) Not presented where the effect of potential shares is antidilutive.

    See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                                NINE MONTHS ENDED JUNE 30,
$ in millions                                        2001        2000
===============================================================================

CASH FLOWS FROM OPERATIONS:
Net loss                                             $ (13.9) $  (2.1)
Adjustments to reconcile net loss to net
  cash (used in) provided by operations:
    Depreciation and amortization                       41.2     39.6
    Deferred tax expense                                (7.7)    (1.1)
    Change in current assets and liabilities,
      excluding acquisitions and dispositions          (38.5)   (26.5)
    Other - net                                          1.1      2.6
--------------------------------------------------------------------------------
Net cash (used in) provided by operations              (17.8)    12.5
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                 (21.4)   (28.2)
  Capitalized interest                                  (0.5)    (0.4)
  Proceeds from asset sales                              2.3       --
  Acquisition - net                                       --      1.4
  Other investments - net                                0.3     (1.0)
--------------------------------------------------------------------------------
Net cash used in investments                           (19.3)   (28.2)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING:
  Senior debt repayments                               (14.1)    (4.9)
  Revolving credit agreement borrowings - net           60.0     57.0
  Repayment of S&G Packaging revolving credit loan        --    (32.6)
  Other financing - net                                  0.2     (1.1)
--------------------------------------------------------------------------------
Net cash provided by financing                          46.1     18.4
--------------------------------------------------------------------------------
Net increase in cash and equivalents                     9.0      2.7
Cash and equivalents, beginning of period                0.7     10.4
--------------------------------------------------------------------------------
Cash and equivalents, end of period                  $   9.7  $  13.1
================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest expense                       $  69.6  $  70.0
Cash paid for income taxes                           $   0.1  $    --
Supplemental schedule of non-cash
   investing and financing activities:
    Acquisition of S&G Packaging:
     Inventories                                     $    --  $  28.7
     Property additions                              $    --  $  35.1
     Other assets                                    $    --  $  15.1
     Trade payables, accrued and other
        liabilities                                  $    --  $  47.8
     Total debt assumed before repayment             $    --  $  32.6


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three months and nine months ended June 30, 2001 and 2000, and cash flows for the nine months ended June 30, 2001 and 2000, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 2000.

2. INVENTORIES

Inventories consist of:

                                                JUNE 30,           September 30,
                                                --------------------------------
In millions                                       2001                2000
--------------------------------------------------------------------------------
Finished products                               $ 29.7               $ 29.1
In process                                        60.7                 53.2
Raw materials                                     11.9                  6.7
Supplies                                          15.5                 14.9
--------------------------------------------------------------------------------
                                                 117.8                103.9
LIFO valuation adjustment                        (13.6)               (11.3)
--------------------------------------------------------------------------------
  Total                                        $ 104.2               $ 92.6
================================================================================

3. CONTINGENCIES

The Company has a contract to sell electricity from its cogeneration facility to Pacific Gas & Electric ("PG&E") through 2013. The contract requires the Company to supply electricity during June, July and August at specified rates with a penalty for non-compliance of approximately $7 million. In April 2001, the Company had an outstanding receivable amount, for electricity sales, of $6.5 million when PG&E filed for protection under Chapter 11 of the U. S. Bankruptcy Code. In July 2001, the Company entered into a one-year agreement with PG&E, that has been approved by the Bankruptcy Court, which provides that the Company will continue to sell PG&E electricity per the terms of the original contract. The Company continues to believe substantially all amounts due from PG&E will be collected.

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

Under an agreed Case Management Order, all actions in Louisiana arising out of the October 23, 1995, accident were consolidated in the Twenty-Third Judicial district in Washington Parish, Louisiana, where plaintiffs filed a single Consolidated Master Petition (CMP) against Gaylord Chemical Corporation, the Company and twenty-one other defendants.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

The trial court required all persons who claim exposure within the class boundaries to complete and file proofs by June 21, 2000. By that deadline, 16,592 persons filed proof of claim forms. In addition, 3,978 persons "opted out" of the Louisiana class proceeding. All but 12 of the-opt out claimants are also plaintiffs in the Mississippi action described below. On July 21, 2000, 18 initial trial plaintiffs were selected at random from the class claimants based on their claimed locations of exposure. The claims of these 18 are scheduled for trial in June 2002. The liability results of this first phase will bind all class members and defendants. For any defendant found liable for punitive damages a second phase punitive damage trial will begin one week later. In this second phase, the jury will be asked to award punitive damages, if any, for the entire Louisiana class. The Company and Gaylord Chemical are vigorously contesting all claims arising out of the October 23, 1995, explosion.

The Company, Gaylord Chemical Corporation and numerous other third-party companies have been named as defendants in 13 actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the October 23, 1995, accident at the Bogalusa facility. These cases, which purport to be on behalf of over 11,000 individuals, were not filed as a class action but rather were consolidated before a single judge in Hinds County, Mississippi. All of these cases allege claims and damages similar to those in Louisiana State Court. Discovery in the consolidated cases has been coordinated with the on-going discovery in the Louisiana class action. Following several rulings by the Mississippi trial court, over 7,000 individuals' claims in these consolidated actions were either dismissed or voluntarily withdrawn. As with the Louisiana class action, the Company and Gaylord Chemical Corporation are vigorously contesting all claims in Mississippi arising out of the October 23, 1995, accident. In addition, the Company and Gaylord Chemical Corporation filed cross-claims for indemnity and contribution against co-defendants in both of the Mississippi and Louisiana actions.

The Mississippi trial court selected the first 20 plaintiffs whose claims were tried to a jury on all issues of liability and damages beginning on March 29, 1999, and ending on June 23, 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs' motions for a new trial or, alternatively, judgment notwithstanding the verdict were all denied. Plaintiffs did not timely appeal the

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES verdict or the trial court's rulings. The trial court has ordered that the results of the first trial will not be binding, either as to liability or compensatory or punitive damages, on any of the other plaintiffs in the Mississippi consolidated actions. Rather, the trial court ordered that each of the approximately 4,000 Mississippi plaintiffs will be required to prove their own individual claims of liability or compensatory or punitive damages. The trial court has set a trial date of January 15, 2002 for the next group of 20 Mississippi plaintiffs.

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

The coverage action against the liability insurers was tried to a judge in December 1998. During trial, one of the excess carriers settled by agreeing to pay $5 million, its full policy limits. Trial concluded against the remaining defendants on December 10, 1998, and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine remaining policies. The judge held that language in one policy excluded coverage. The eight insurers issuing policies where coverage was found appealed the judgment to the Louisiana Court of Appeal. The Company and Gaylord Chemical Corporation appealed that portion of the judgment excluding coverage under one policy. On April 3, 2001 the Louisiana Court of Appeal affirmed the trial court's finding that coverage was afforded by eight of the nine carriers. In addition, the Court of Appeal reversed the trial court's finding that the ninth carrier's policy did not afford coverage, and held that the Company and Gaylord Chemical Corporation have insurance coverage under all nine policies. Certain insurers' motion for a re-hearing in the Court of Appeal was denied on July 16, 2001. Following the Court of Appeal's April 3, 2001 opinion, the Company and Gaylord Chemical Corporation had in excess of $125 million in insurance coverage for the October 23, 1995, accident.

On May 4, 2001, the Company and Gaylord Chemical Corporation agreed in principle to settle all claims arising out of the October 23, 1995 explosion. In exchange for payments by some of its insurance carriers and assignment of the Company's insurance coverage action against the remaining carriers, the Company and Gaylord Chemical Corporation will receive full releases and/or dismissals of all claims for damages, including punitive damages. Neither the Company nor Gaylord Chemical Corporation contributed to the settlement, the terms of which remain confidential. The settlement is subject to the completion of satisfactory documentation and court approval.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993, through November 30, 1995, the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. Motions to dismiss the complaints were denied, and class certification is pending. After investigation of the facts, the Company believes the allegations are without merit and is vigorously defending itself.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


4. ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income, net of taxes, of $0.1 million.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations,", which establishes accounting and reporting standards for business combinations. Also, in July 2001 FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting for goodwill and other intangible assets. The Company is in the process of determining what effect, if any, these statements will have on its results of operations or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2001 COMPARED WITH THIRD QUARTER OF FISCAL 2000

Net sales for the third quarter of fiscal 2001 were $263.6 million compared to net sales of $299.2 million for the third quarter of fiscal 2000. Operating income for the current quarter was $12.0 million compared to operating income of $23.3 million for the year-ago quarter. Net loss for the current quarter totaled $5.8 million, or $0.10 per basic common share, compared to net income of $0.4 million, or $0.01 per basic common share, for the year-ago quarter.

In the third quarter of fiscal 2001, sales decreased approximately $36 million due to lower volume ($26 million) and lower average net selling prices for most of the Company's paper products ($10 million). Weaker domestic economic conditions and the strength of the U. S. dollar versus foreign currencies were the causes for the reduced volume and lower selling prices.

Gross margin for the third quarter of fiscal 2001 decreased to $37.3 million from $53.6 million in the prior-year quarter primarily due to lower average net selling prices ($11 million, including $1 million of higher containerboard and kraft paper costs), lower volume ($9 million) and higher energy costs ($10 million) partially offset by lower fiber costs ($15 million).

Corrugated shipments decreased 5 percent in the third quarter of fiscal 2001 to
3.7 billion square feet compared to 3.9 billion square feet in the year-ago quarter. Industrial and retail bag shipments decreased 13 percent to 69.4 thousand tons during the third quarter of fiscal 2001 from 80.0 thousand tons in the prior-year quarter. Total mill production decreased by 6 percent to 3,996 tons per day (TPD, calculated on the basis of the number of days in the period) during the third quarter of fiscal 2001 compared to 4,234 TPD in the prior-year quarter, primarily due to market-related downtime. Quarter-over-quarter, containerboard production decreased by 4 percent to 3,332 TPD from 3,481 TPD while unbleached kraft paper production decreased by 12 percent to 664 TPD from 753 TPD, over the prior-year period.

Average net selling prices for corrugated products and retail bags both decreased by 5 percent while average net selling prices for multiwall bags increased by 7 percent in the third quarter of fiscal 2001 compared with the prior-year quarter. Average net selling prices on sales of the Company's domestic linerboard and export linerboard decreased by 11 percent and 16 percent, respectively, while average net selling prices on sales of unbleached kraft paper increased 11 percent in the third quarter of fiscal 2001 compared to the same quarter in the prior year.

Fiber costs decreased due to lower average delivered costs for recycled fiber (which consists primarily of old corrugated containers (OCC) and double lined kraft (DLK) clippings) and wood chips. The average delivered cost of OCC and DLK decreased approximately 56 percent and 52 percent, respectively, while the average delivered cost of wood chips decreased by 2 percent in quarter-over-quarter comparisons.

Energy costs increased primarily due to increases in natural gas prices. Average natural gas prices increased 124 percent in the third quarter of fiscal 2001 compared to the same fiscal quarter in the prior year.

Selling and administrative costs were $25.3 million for the current quarter compared to $30.3 million for the year-ago period. This decrease was primarily due to staff reductions, reduced consultant expenditures, lower incentive costs, additional centralized purchasing activities and reduced expense due to integrating S&G Packaging within the Company.

Net interest expense decreased to $22.2 million in the third quarter of fiscal 2001 from $23.1 million in the prior-year quarter. Lower average borrowing rates and lower average debt levels decreased interest expense by $0.5 million and $0.4 million, respectively.

In the third quarter of fiscal 2001, the Company recognized a tax benefit of $3.8 million compared to tax expense of $0.2 million in the prior-year quarter. The effective tax rate was 39 percent in the third quarter of fiscal 2001 and 38 percent in the third quarter of 2000.

FIRST NINE MONTHS OF FISCAL 2001 COMPARED WITH FIRST NINE MONTHS OF FISCAL 2000.

Net sales for the first nine months of fiscal 2001 were $824.5 million compared to net sales of $870.0 million for the first nine months of fiscal 2000. Operating income for the current nine-month period was $44.3 million compared to an operating income of $63.4 million for the year-ago period. Net loss for the current period totaled $13.9 million, or $0.25 per basic common share, compared to a net loss of $2.1 million, or $0.04 per basic common share, for the year-ago period.

In the first nine months of fiscal 2001, sales decreased by approximately $45.5 million due to lower volume ($59 million), primarily as a result of weaker domestic economic conditions and the strength of the U. S. dollar versus foreign currencies, partially offset by higher average net selling prices ($14 million).

Gross margin for the first nine months of fiscal 2001 decreased to $122.9 million from $149.1 million in the prior-year period primarily due to higher energy costs ($32 million) and lower volume ($29 million). These losses were partially offset by higher average net selling prices ($4 million net of $10 million higher paper costs in the converting facilities) and lower fiber costs ($33 million).

Corrugated shipments decreased by approximately 5 percent in the first nine months of fiscal 2001 to 11.0 billion square feet compared to 11.6 billion square feet in the year-ago period, primarily as a result of weaker domestic economic conditions in the second and third fiscal quarters of 2001. Industrial and retail bag shipments increased to 225.4 thousand tons during the first nine months of fiscal 2001 from 223.9 thousand tons in the prior-year period primarily due to the inclusion of S&G Packaging shipments for all nine months in fiscal 2001 in contrast to eight months in fiscal 2000. S&G Packaging became a wholly owned subsidiary of the Company on October 28, 1999. Total mill production decreased by 7 percent to 3,975 TPD during the first nine months of fiscal 2001 compared to 4,287 TPD in the prior-year period. The majority of the decrease in production was attributable to market-related downtime. Period over period, containerboard and unbleached kraft paper production both decreased by 7 percent to 3,268 TPD from 3,525 TPD and to 707 TPD from 762 TPD, respectively, over the prior-year period.

Average net selling prices for corrugated products and multiwall bags increased by 3 percent and 6 percent, respectively, while average net selling prices for retail bags decreased by 4 percent in the first nine months of fiscal 2001 compared with the prior-year period. Average net selling prices for the Company's domestic linerboard and export linerboard decreased by 1 percent and 9 percent, respectively, while unbleached kraft paper increased 8 percent in the first nine months of fiscal 2001 compared to the same period in the prior year.

Fiber costs decreased due to lower average delivered costs for recycled fiber and wood chips. The average delivered cost of OCC and DLK decreased by 43 percent and 48 percent, respectively, while the average delivered cost of wood chips decreased by 4 percent in period-over-period comparisons.

Energy costs increased primarily due to an increase in natural gas prices. Average natural gas prices increased 145 percent in the current period of fiscal 2001 compared to the same period in the prior year.

Selling and administrative costs were $78.6 million for the first nine months of fiscal 2001 compared to $85.7 million for the year-ago period. This decrease was primarily due to staff reductions, reduced consultant expenditures, lower incentive costs, additional centralized purchasing activities and reduced expense due to integrating S&G Packaging within the Company.

Net interest expense decreased to $67.5 million in the first nine months of fiscal 2001 from $68.2 million in the prior-year period. Lower average debt levels decreased interest expense by $1.1 million, while higher average borrowing rates increased interest expense by $0.4 million.

In the first nine months of fiscal 2001, the Company recognized a tax benefit of $7.7 million compared to $1.3 million in the prior-year period. The effective tax rates were 36 and 38 percent, respectively, in the period-over-period comparison. The change in the tax rate was due to the relative level of permanent differences between book and taxable income.

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

Net cash used in operations for the first nine months of fiscal 2001 was $17.8 million, compared with net cash provided by operations of $12.5 million for the year-ago period. Approximately $12 million of the unfavorable change was due to reduced operating results and $12 million was due to higher working capital requirements.

Cash flows used in investing activities decreased in the first nine months of fiscal 2001 to $19.3 million from $28.2 million in the year-ago period primarily due to a $6.8 million decrease in capital expenditures.

Cash flows provided by financing activities increased to $46.1 million in the first nine months of fiscal 2001 from $18.4 million in the year-ago period. Revolver borrowings in the fiscal 2001 nine-month period increased to support the cash used in operations.

LIQUIDITY

At June 30, 2001, the Company had cash and equivalents of $9.7 million, an increase of $9.0 million from September 30, 2000, as cash provided by financing activities exceeded cash used in operating and investing activities. Total debt increased $46.2 million to $974.3 million at June 30, 2001 from $928.1 million at September 30, 2000. At June 30, 2001, the Company had $178 million of borrowings outstanding, and $77.4 million of credit available under the revolving portions of its credit agreements.

The Company has a contract to sell electricity from its cogeneration facility to Pacific Gas & Electric ("PG&E") through 2013. The contract requires the Company to supply electricity during June, July and August at specified rates with a penalty for non-compliance of approximately $7 million. In April 2001, the Company had an outstanding receivable amount, for electricity sales, of $6.5 million when PG&E filed for protection under Chapter 11 of the U. S. Bankruptcy Code. In July 2001, the Company has entered into a one-year agreement with PG&E, that has been approved by the Bankruptcy Court, which provides that the Company will continue to sell PG&E electricity per the terms of the original contract. The Company continues to believe substantially all amounts due from PG&E will be collected.

At June 30, 2001, the Company had primary working capital (Trade receivables plus Inventories less Trade payables) of $188.3 million, an increase of $6.0 million from September 30, 2000 due to higher Raw materials inventory and lower Trade payables offset by lower Trade receivables.

Consolidation among major containerboard industry producers has resulted in the reduction of domestic containerboard capacity. This rationalization, combined with limited new containerboard capacity additions and market related downtime has resulted in relatively balanced industry supply/demand conditions despite weak domestic and export demand. Due to the weak demand, published industry prices for linerboard declined $15 per ton in January 2001 and an additional
$5 per ton in both April and July 2001. In the third fiscal quarter of 2001 published industry prices for kraft paper declined $20 per ton.

The Company's average delivered cost of OCC and DLK both decreased by 4 percent in the third quarter of fiscal 2001 compared to the second quarter of fiscal 2001, while the average delivered cost of wood chips decreased by 1 percent over the same period. Fiber markets are difficult to predict; thus there can be no assurance of the future direction of wood chip, OCC and DLK prices.

During the third quarter of fiscal 2001, natural gas prices continued to be extremely volatile. Consequently, the Company entered into a series of fixed price contracts covering the period through March 2002 that required prepayments of approximately $12 million. Compared to the preceding quarter, the Company's average natural gas prices paid decreased by 6 percent. The Company expects that natural gas markets will continue to be volatile.

Based on current prices for converted products, adjusted for the reduction in published prices for linerboard; current raw material and energy costs (including existing contracts and currently quoted futures prices for natural gas); and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 12 to 24 months. Unless there is significant product price improvement for converted products beyond current levels however, the Company will need to seek covenant modifications to its bank credit agreement by the end of December 2001.

PENDING ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations,", which establishes accounting and reporting standards for business combinations. Also, in July 2001 FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting for goodwill and other intangible assets. The Company is in the process of determining what effect, if any, these statements will have on its results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risk associated with changes in interest rates due to its variable rate debt. The impact on the Company's cash flows and pre-tax results of operations on an annual basis from a 1 percentage point change in interest rates is approximately $2.7 million.



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

Item 6.  Exhibits and Reports on Form 8-K.

         Number and Description of Exhibit

         a) No reports on Form 8-K were filed for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GAYLORD CONTAINER CORPORATION

Date:  August 13, 2001   /s/ Marvin A. Pomerantz
                         ----------------------------------------------
                         Marvin A. Pomerantz
                         Chairman and Chief Executive Officer


Date:  August 13, 2001   /s/ Jeffrey B. Park
                         -------------------------
                         Jeffrey B. Park
                         Vice President, Finance
                         (Principal Accounting Officer)