Form 10-K
period 2001-09-30
GAYLORD CONTAINER CORP /DE/
filed 2001-12-28
CIK 812700

                                      FORM
                                      10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934
    For the fiscal year ended September 30, 2001

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

                                                        Name of each exchange on
Title of each class                                             which registered
--------------------------------------------------------------------------------
CLASS A COMMON STOCK, $.0001 PAR VALUE PER SHARE         AMERICAN STOCK EXCHANGE
(55,993,550 shares outstanding as of November 27, 2001)

REDEEMABLE EXCHANGEABLE WARRANTS                         AMERICAN STOCK EXCHANGE
(230,591 warrants outstanding as of November 27, 2001)

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of such stock as reported on the composite tape on November 27, 2001, was approximately $53 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

PART 1
--------------------------------------------------------------------------------
Item 1.  BUSINESS
--------------------------------------------------------------------------------

DEVELOPMENT Gaylord Container Corporation (including its subsidiaries, the Company) acquired the business in 1986 for approximately $260 million. Since its inception, the Company has expanded its business through strategic acquisitions and capital investments. The Company financed the acquisitions and capital expenditures with cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. At September 30, 2001, the Company's facilities consisted of three containerboard and unbleached kraft paper mills, thirteen corrugated container plants, five corrugated sheet feeder plants, two multiwall bag plants, five retail bag plants, a cogeneration facility and through a wholly owned, independently operated subsidiary, a specialty chemical facility.
     Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced papermaking technology, improve product quality, realize operating efficiencies and maintain its existing facilities. The Company believes that all of its mills are low-cost producers in their respective products and that its Bogalusa mill is one of the premier mills in the industry. Fiscal 2002 and beyond capital spending is expected to be in the range of $25 to $30 million, annually. However, capital spending will be adjusted as market conditions and available cash flows dictate.
     On September 27, 2001, the Company and Temple-Inland Inc. (Temple-Inland) announced the signing of a definitive merger agreement (Merger Agreement). If all conditions to the Merger Agreement are satisfied, the Company and Temple-Inland would be merged (Merger). Pursuant to the Merger Agreement, Temple-Inland extended cross-conditional tender offers for all of the Company's outstanding shares of stock and senior and senior subordinated notes (collectively, the Notes). Consummation of the Merger is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of the Company's stock being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions.
     On December 3, 2001, Temple-Inland announced revised terms of the Merger and extended the expiration date of its offers until January 7, 2002. If the new offer is accepted, each holder of common stock will receive $1.25 per share. Holders of the 9 3/8% senior notes due 2007 and the 9 3/4% senior notes due 2007 will receive $875 per $1,000 principal amount and holders of the 9 7/8% senior subordinated notes due 2008 will receive $400 per $1,000 principal amount. If the Merger is consummated, indentures governing each issue of the Notes will be amended to eliminate substantially all of the restrictive covenants. For further information, see the Company's Schedule 14D-9, as amended, dated December 3, 2001.

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

     Corrugated containers and sheets are primarily delivered by truck because of the large number of customers and demand for timely service. The dispersion of customers and the high bulk, low density and value of corrugated products make shipping costs a relatively high percentage of total costs. As a result, corrugated plants tend to be located close to customers to minimize freight costs.
     Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used in the manufacture of corrugated containers. Linerboard provides the strength component of a container while corrugating medium provides rigidity. Corrugating medium is fluted and laminated to linerboard to produce corrugated sheets, which are subsequently printed, cut, folded and glued to produce corrugated containers, in corrugated container or sheet plants.
     To reduce the cost of shipping containerboard from mills to widely dispersed corrugated plants, vertically integrated containerboard manufacturers routinely exchange containerboard with other manufacturers from mills in one location for containerboard having a similar value from mills located elsewhere in the United States. Containerboard producers also exchange containerboard to take advantage of manufacturing efficiencies resulting from operating paper machines in their most efficient basis-weight ranges and trim widths and to obtain paper grades they do not produce.
     Multiwall bags are used by producers in such industries as pet food, chemical, agricultural, food, metal, plastics and rubber. Retail bags are used by supermarkets, quick-service restaurants and non-food mass merchandisers. Multiwall and retail bags are manufactured through a process of printing, cutting, folding and gluing kraft paper to meet customer specifications. Unbleached kraft paper is the principal raw material used in the manufacture of multiwall and retail bags.
     Cellulose fiber produced from wood chips and recycled fiber is the primary raw material used in the manufacture of containerboard and kraft paper. Fiber costs are generally the largest cost component in the manufacture of containerboard and unbleached kraft paper.
     Calendar 2001 U.S. containerboard and unbleached kraft paper capacities are estimated by industry trade associations to be 37.3 million tons and 1.9 million tons, respectively. In calendar 2000, industry trade associations estimated U.S. corrugated product sales and multiwall bag sales to be $24.6 billion and $1.2 billion, respectively. Unbleached kraft containerboard and unbleached kraft paper capacity utilization rates in the U.S. have been estimated to average 85 percent and 80 percent, respectively, for the first nine months of calendar 2001 and 91 percent and 87 percent, respectively, in calendar 2000.
     Demand for the Company's products is affected by the level of economic activity and the strength of the U.S. dollar. Reduced capacity utilization rates, coupled with the rationalization of capacity associated with industry consolidation activities over the past several years and limited new containerboard capacity have resulted in relatively balanced industry supply/demand conditions, despite recent declining demand.
     For further information regarding the industry and factors that influence prices and the demand for paper packaging products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

SALES Collectively, corrugated containers and sheets, multiwall and retail bags, solid fiber products, containerboard and unbleached kraft paper represented approximately 99 percent of the Company's net sales. Sales of the Company's products are not seasonal to any significant degree. Corrugated products are generally produced to customer order for delivery from one to ten days after receipt of the order. As a result, the Company's backlog generally does not exceed 3 percent of annual corrugated product sales.

     The Company sells its products to thousands of customers, with the ten largest, excluding sales to its affiliates, accounting for approximately 15 percent of net sales in fiscal 2001 and fiscal 1999 and 14 percent in fiscal 2000. Excluding sales to affiliates, the Company's largest customer accounted for approximately 2 percent of the Company's net sales in each of fiscal 2001, fiscal 2000 and fiscal 1999.
     Each corrugated converting facility has its own sales force that is responsible for marketing and distribution to local customers. A national account sales force handles corrugated converted product sales to large customers who utilize centralized purchasing for multiple locations. The Company's corrugated converted products sales force at September 30, 2001 consisted of approximately 99 salespersons. The kraft paper converting facilities have national sales forces in different geographic regions that are responsible for marketing and distribution to local customers in that region. At September 30, 2001, the kraft paper converted sales force consisted of approximately 30 salespersons.
     Sales and exchanges of containerboard and unbleached kraft paper are the responsibility of a small, centralized marketing and sales group.
     The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $51.5 million, $69.6 million and $59.9 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

PRODUCTS Corrugated Products. The Company produces many varieties of corrugated containers and sells the majority of its production to manufacturing end-users. The Company also produces corrugated sheets, which are subsequently converted into corrugated containers by independent corrugated sheet plants. Corrugated shipments were 14.9 billion square feet in fiscal 2001, a decrease of approximately 4 percent from the prior year. The Company operates on a 53/52-week fiscal year. Fiscal 2001 was a 53-week year while fiscal 2000 and fiscal 1999 were 52-week years. Adjusting for the additional week in fiscal 2001, sales decreased by approximately 6 percent. Corrugated shipments in fiscal 2000 increased approximately 3 percent from fiscal 1999.
     Containerboard. The Company's containerboard mills in the aggregate have the ability to manufacture containerboard in a broad spectrum of grades and weights. The Company consumed the equivalent of approximately 89 percent in both fiscal 2001 and fiscal 2000 and 84 percent in fiscal 1999 of the Company's containerboard production and purchase commitments. Containerboard production decreased approximately 2 percent in fiscal 2001 to 1,219,200 tons from 1,242,400 tons in the prior year primarily as a result of taking market-related downtime. Adjusting for the additional week in fiscal 2001, production decreased by approximately 4 percent. Production of containerboard decreased approximately 4 percent in fiscal 2000 compared to production of 1,293,600 tons in fiscal 1999. The Company has agreements with two suppliers to purchase at market prices 24,000 tons and 36,000 tons of corrugating medium annually through March of 2004 and October of 2004, respectively.
     Multiwall Bags. The Company produces a variety of multiwall bags and sells them to manufacturers and processors. The Company's multiwall bag shipments increased approximately 10 percent in fiscal 2001 to 64,000 tons from 58,000 tons in fiscal 2000. Adjusting for the additional week in fiscal 2001, shipments increased by approximately 8 percent. The Company's multiwall bag shipments increased 8 percent in fiscal 2000 compared to shipments of 53,500 in fiscal 1999.
     Retail Bags. The Company produces retail bags in a variety of sizes and sells them to wholesale and retail distributors. In fiscal 2001, the Company shipped approximately 239,000 tons as compared to 236,000 tons in fiscal

2000. S&G Packaging was acquired and consolidated with the Company's operations on October 28, 1999.
     Unbleached Kraft Paper. The Company is a supplier of unbleached kraft paper to its retail bag converting facilities, its multiwall bag converting facilities and to independent retail bag and multiwall bag converters. The Company's bag plants consumed the equivalent of more than 100 percent in fiscal 2001 and approximately 97 percent and 69 percent, respectively, in fiscal 2000 and fiscal 1999 of its unbleached kraft paper production and purchase commitments. The increase in integration from 1999 to 2000 is attributable to the acquisition of S&G Packaging in October 1999. During fiscal 2001, the Company produced 236,000 tons of unbleached kraft paper. This compares with 263,200 tons and 263,800 tons in fiscal 2000 and fiscal 1999, respectively.
     Specialty Chemicals. Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company, utilizes a process stream from the Bogalusa, Louisiana paper mill manufacturing operations to produce dimethyl sulfide (DMS) and dimethyl sulfoxide (DMSO). DMS is a low boiling-point liquid used as a presulfiding agent for catalysts for the petroleum industry, a processing aid in ethylene production and a feedstock for the manufacture of DMSO. DMSO is used as a solvent for a wide range of complex manufacturing processes used in the chemical, electronics, agricultural and pharmaceutical industries. Gaylord Chemical Corporation also markets dimethyl sulfone (DMSO2), a high-temperature solvent. Management believes that Gaylord Chemical Corporation produces approximately 65 percent of the domestic supply of DMSO and 35 to 40 percent of the world's supply of DMSO.
     Other Products. At its Bogalusa, Louisiana corrugated container plant, the Company produces solid fibre products, which are primarily used as beverage carriers and pallet substitutes. Solid fibre is produced using technology and manufacturing processes similar to those used for corrugated containers.

RAW MATERIALS Fiber costs represented approximately 32 percent of the Company's containerboard and unbleached kraft paper costs in fiscal 2001. The Company had contracts that covered approximately 50 percent of its pulpwood and wood chip requirements and approximately 70 percent of its recycled fiber requirements in fiscal 2001.
     The Bogalusa, Louisiana mill used approximately 78 percent pulpwood and wood chips in the manufacture of containerboard and unbleached kraft paper in fiscal 2001 and 70 to 75 percent in fiscal 2000 and fiscal 1999, respectively, of which approximately 51 percent in fiscal 2001 and approximately 55 percent and 35 percent in fiscal 2000 and fiscal 1999, respectively, were supplied by a single supplier. The remainder was purchased on the open market. The Company has certain agreements through 2016, pursuant to which a single supplier is committed to supply the Company with significant quantities of wood chips, roundwood and stumpage at market prices at the time of delivery. Recycled fiber, which consists primarily of old corrugated containers (OCC) and double-lined kraft clippings (DLK), accounts for the remainder of the mill's fiber requirements. In fiscal 2001, the Bogalusa mill had contracts that covered 96 percent of its OCC requirements, while its DLK requirements were purchased on the open market.
     The Antioch, California mill uses 100 percent recycled fiber, consisting primarily of OCC. In fiscal 2001 approximately 58 percent and in fiscal 2000 and fiscal 1999 approximately 50 percent of the OCC was supplied under annual contracts with several suppliers at market prices, while the remainder of its fiber needs were purchased on the open market. Upon expiration of such contracts, the Company believes it will be able to negotiate new contracts with these or other suppliers to provide sufficient quantities of OCC at market prices.

     The Pine Bluff, Arkansas mill used wood chips of approximately 70 to 75 percent of which approximately 43 percent, 48 percent and 32 percent in fiscal 2001, fiscal 2000 and fiscal 1999, respectively, was purchased pursuant to a single supply contract. The remainder was purchased under annual contracts with a number of different chip suppliers. The contract with this single supplier provides for wood chips at market prices through June 30, 2003, at which time the Company anticipates it will be renegotiated. Recycled fiber, primarily DLK, accounts for the remainder of the mill's fiber requirements. The Pine Bluff mill purchased 100 percent of its DLK requirements on the open market.
     The fiber market is difficult to predict and there can be no assurance of the future direction of OCC, DLK and wood chip prices. Future increases in fiber prices would adversely affect the Company's results of operations.

ENERGY The operations of the Company's mills require significant amounts of steam, electricity and natural gas. Energy costs accounted for approximately 18 percent of the Company's containerboard and unbleached kraft paper production costs in fiscal 2001 and 11 percent and 10 percent in fiscal 2000 and fiscal 1999, respectively. In fiscal 2001 the Bogalusa mill produced all of its steam and generated approximately 71 percent of its electricity requirements. The Pine Bluff mill produces all of its own steam, but purchases all of its electricity from a local public utility. During the same period, the Antioch mill produced all of its steam and electricity needs.
     The paper mills use natural gas to generate heat, steam and electricity which is used throughout the papermaking process. As a result of a volatile natural gas market in fiscal 2001, the Company entered into fixed price supply contracts for a substantial portion of its natural gas requirements through March of 2002. Currently, natural gas futures prices as quoted on the New York Mercantile Exchange have returned to near pre-fiscal 2001 levels.
     The Company has a supply agreement through 2003 at the Bogalusa mill, pursuant to which a single supplier will provide at contractual prices hog fuel (consisting of bark and other residual fiber from trees), which is used to generate steam. The remainder of the hog fuel used by the Bogalusa mill is either purchased on the open market or is generated at several chip mills with which the Company has long-term supply agreements.
     The Company operates a natural gas powered cogeneration facility at its Antioch, California mill, which produces steam and electricity for the mill and to sell to Pacific Gas & Electric (PG&E). The Company has a contract with PG&E to sell electricity from its cogeneration facility through 2013. The contract requires the Company to supply electricity during June, July and August at specified rates with a penalty for non-compliance of approximately $7 million. When PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 2001, the Company had an outstanding receivable, for electricity sales of $6.5 million. In July 2001, the Company entered into a one-year agreement with PG&E, approved by the Bankruptcy Court, which provides that the Company will continue to sell PG&E electricity under the terms of the original contract. After July 2002, the Company currently believes that sales to PG&E will be at or near terms of the original contract. Electricity sales pursuant to this agreement were $13.9 million, $9.8 million and $8.2 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.
     Certain aspects of the energy operations of the Bogalusa mill and the Antioch mill are regulated by the Federal Energy Regulatory Commission. Prices for energy are difficult to predict and there can be no assurance of future direction of prices. Future increases in energy prices would adversely affect the Company's results of operations.

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

ENVIRONMENTAL MATTERS Compliance with federal, state and local environmental requirements, particularly relating to air and water quality and waste disposal, is a significant factor in the Company's business. In fiscal 2001, fiscal 2000 and fiscal 1999, the Company made capital expenditures for environmental purposes of approximately $11 million, $10 million and $4 million, respectively. Currently, the Company believes that it is in compliance in all material respects with current applicable federal, state and local environmental regulations. Future expenditures, primarily of a capital nature, for environmental compliance are estimated to be, in total, approximately $30 million over the next 5 years, including approximately $16 million to comply with the Cluster Rule as described below. Although future environmental regulations cannot be predicted with any certainty because of continuing changes in laws, the Company believes that compliance with such environmental regulations will not have a material adverse effect upon its financial position.
     In November 1997, the Environmental Protection Agency promulgated new air standards for pulping processes together with new water quality discharge limitations into what are commonly referred to as the "Cluster Rule" regulations for pulp and paper mills. Regulations for Phase I of the Cluster Rule, including the Maxiumum Achievable Control Technology (MACT) I and MACT III Standards, pertaining to air quality are applicable to kraft, soda, sulfite or semi-chemical pulping processes; mechanical pulping processes and processes using secondary or non-wood fibers, including unbleached paper mills of the type the Company operates. The Company met regulatory deadline requirements and is currently in compliance with the Cluster Rule MACT I and MACT III Standards pertaining to air quality. Compliance with these initial standards was achieved at a capital cost of approximately $10 million through fiscal 2001.
     Not included in the Phase I regulations, as promulgated, was the MACT II Standard for the control of hazardous air pollutant emissions from pulp and paper combustion sources. The MACT II rule was subsequently promulgated by the EPA in January 2001 and contains standards for particulate matter emissions from existing sources, including combustion sources of the type the Company operates. Regulatory review of Company emission sources, in context with the newly promulgated MACT II requirements, indicates that capital costs associated with achieving compliance will not be significant and most of which have been captured in the expenditure estimates noted above.
     Also not included in the Phase I Cluster Rules were new effluent (water) quality standards for unbleached paper mills. The EPA maintains that Phases II and III of the Cluster Rule, which deal with requirements for the Pulp, Paper, and Paperboard category under the NPDES program, are expected to be promulgated by 2003. Preliminary estimates indicate that the Company could be required to make total capital expenditures of approximately $16 million (included in the overall number above) over three years following issuance of these final rules, with approximately 75 percent to be spent in the first two years.
     The ultimate financial impact to the Company of these regulations cannot be predicted with certainty and will depend upon several factors, including an unforeseen change in final rules, the outcome of litigation, new developments in process-control technology and the impact of inflation.

EMPLOYEES At September 30, 2001, the Company employed approximately 4,800 people. Approximately 71 percent of the Company's employees are hourly wage employees, who are members of various labor unions. In fiscal 2001, labor contracts covering approximately 32 percent of the Company's union employees expired, and were renegotiated. By the end of fiscal 2002, labor contracts covering 14 percent of the Company's union employees are scheduled to expire and be renegotiated, including the Pine Bluff Mill contract that will expire on March 31, 2002.
   The Company believes that it has satisfactory relations with its employees and their unions and, based on previous experience, does not anticipate any significant difficulties in renegotiating labor contracts as they expire.

Item 2.  PROPERTIES
--------------------------------------------------------------------------------

MANUFACTURING PROPERTIES The Company's plants are maintained in generally good condition and management believes they are suitable for their specific purposes. Set forth below is certain information concerning these facilities at September 30, 2001:

                                                                               OWNED/
PLANT                            PRODUCTS                                      LEASED
-------------------------------------------------------------------------------------
Mills:
Antioch, California              Containerboard                                Owned
Bogalusa, Louisiana              Containerboard and unbleached kraft paper     Owned
Pine Bluff, Arkansas             Unbleached kraft paper and containerboard     Owned

Corrugated Plants:
Antioch, California              Corrugated containers                         Owned
Atlanta, Georgia                 Corrugated containers                         Owned
Bogalusa, Louisiana              Corrugated containers and solid fibre         Owned
Carol Stream, Illinois           Corrugated containers                         Owned
City of Industry, California     Corrugated sheets                             Owned
Dallas, Texas                    Corrugated containers                         Leased
Gilroy, California               Corrugated containers                         Leased
Greenville, South Carolina       Corrugated containers                         Owned
Marion, Ohio                     Corrugated containers                         Owned
Newark, Delaware                 Corrugated containers                         Owned
Phoenix, Arizona                 Corrugated containers                         Owned
Raleigh, North Carolina          Corrugated containers                         Owned
St. Louis, Missouri              Corrugated sheets                             Owned
San Antonio, Texas               Corrugated containers                         Leased
San Antonio, Texas               Corrugated sheets                             Owned
Sunnyvale, California            Corrugated sheets                             Owned
Tampa, Florida                   Corrugated containers                         Leased
Tipton, Indiana                  Corrugated sheets                             Leased

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT Marvin A. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company since its organization in 1986. Since 1960, Mr. Pomerantz has served as Chairman or President and a director of Mid-America Group, Ltd. From 1980 to 1982, he served as President of the Diversified Group, and later as Executive Vice President of Navistar International Corp., a truck manufacturer. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of paper packaging products. He has served on the Board of Directors of Wellmark Blue Cross and Blue Shield of Iowa since 1998, Wells Fargo Bank Iowa, N.A. since 1975 and Pure Fishing, a sporting goods manufacturer, since 1976. He also serves on the Board of Directors of the American Forest & Paper Association and as Chairman of the Board of Trustees of the Institute of Paper Sciences and Technology. Age 71.
       Daniel P. Casey has served as director of the Company since April 2000 when he was elected Vice Chairman and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer of the Company from 1990 to April 2000 and from 1988 through 1990 as Senior Vice President-Financial and Legal Affairs. Mr. Casey joined the Company in 1987 as Vice President-Financial and Legal Affairs. Age 59.
       Michael J. Keough has served as President and Chief Operating Officer of the Company since April 2000. From 1993 to April 2000, he served as the Company's Vice President and General Manager-Container Operations and from 1991 to 1993 as Vice President and General Manager-Bag Operations. He also served as a general manager and, subsequently, regional manager in the Container Division from 1986 to 1991. Age 50.
       Lawrence G. Rogna has served as Senior Vice President of the Company since February 1990. From December 1988 through February 1990, Mr. Rogna served as Vice President-Human Resources of the Company. From 1981 to 1988 he was employed by Rohr Industries, Inc., a manufacturer of components for aircraft and space vehicles, where he served as Vice President, Human Resources from 1983 to 1988. Age 55.

PART 2
--------------------------------------------------------------------------------
Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK, WARRANTS AND
         RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company had 511 and 10 holders of record of its Class A Common Stock, par value $.0001 per share (Class A Common Stock) and redeemable exchangeable Warrants (Warrants), respectively, at November 27, 2001.
     The Company's Class A Common Stock and Warrants are listed and traded on the American Stock Exchange under the symbols GCR and GCRWS, respectively. On July 31, 1996, all outstanding Warrants became exercisable and could be exchanged for one share of Class A Common Stock. As of September 30, 2001, the Company had outstanding 55,980,272 shares of Class A Common Stock (including 827,135 shares held in trust for the benefit of the Warrant holders) and 827,135 Warrants. See "Note 11 of Notes to Consolidated Financial Statements."
     Information with respect to quarterly high and low stock prices for the Company's Class A Common Stock and Warrants for each quarterly period for fiscal 2001 and fiscal 2000 is contained in "Note 21 of Notes to Consolidated Financial Statements."
     The Company's Board of Directors authorized in fiscal 1996 the repurchase of up to 6 million shares of the Company's Class A Common Stock. The shares may be repurchased from time to time on the open market and will be used for general corporate purposes, including issuance in connection with the Company's employee stock option plans and employee stock purchase plan. No shares were repurchased in fiscal 2001, fiscal 2000 or fiscal 1999.
     The Company neither declared nor paid any dividends on its common stock during fiscal 2001, fiscal 2000 or fiscal 1999. The Company does not currently intend to pay cash dividends on its Class A Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt.
     The Company's ability to declare or pay dividends or distributions on its capital stock or to repurchase or redeem shares of its capital stock is limited under the terms of its debt agreements. See "Note 8 of Notes to Consolidated Financial Statements."

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

                                                                Year Ended September 30, (1)
INCOME STATEMENT DATA:                       -------------------------------------------------------------
In millions, except per share data                  2001         2000         1999       1998        1997
----------------------------------------------------------------------------------------------------------
Net sales                                         $1,104.3     $1,167.6     $  870.6   $  842.6    $ 759.3
Cost of goods sold                                   944.5        972.8        757.5      758.0      717.3
----------------------------------------------------------------------------------------------------------
Gross margin                                         159.8        194.8        113.1       84.6       42.0
Selling and administrative costs                    (102.7)      (113.9)       (98.4)     (91.3)     (81.1)
Non-recurring operating income (charges) (2)         (11.6)        14.4           --         --         --
----------------------------------------------------------------------------------------------------------
Operating earnings (loss)                             45.5         95.3         14.7       (6.7)     (39.1)
Interest expense - net                               (91.2)       (91.7)       (85.4)     (82.1)     (80.7)
Other income (expense) - net                           2.2          1.5         (4.5)      (4.2)      (1.6)
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (43.5)         5.1        (75.2)     (93.0)    (121.4)
Income tax benefit (provision)                        16.1         (2.7)        28.8       35.6       47.1
----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary
   items and accounting change                       (27.4)         2.4        (46.4)     (57.4)     (74.3)
Extraordinary loss (3)                                  --           --           --      (25.1)      (7.7)
Accounting change (4)                                  0.1           --           --         --         --
----------------------------------------------------------------------------------------------------------
Net income (loss)                                 $  (27.3)    $    2.4     $  (46.4)  $  (82.5)   $ (82.0)
----------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic:
      Income (loss) before extraordinary
         items and accounting change              $  (0.49)    $   0.05     $  (0.87)  $  (1.08)   $ (1.40)
      Extraordinary loss (3)                            --           --           --      (0.47)     (0.15)
      Accounting Change (4)                             --           --           --         --         --
----------------------------------------------------------------------------------------------------------
   Net income (loss)                              $  (0.49)    $   0.05     $  (0.87)  $  (1.55)   $ (1.55)
----------------------------------------------------------------------------------------------------------
   Diluted (5):
      Income (loss) before extraordinary
         items and accounting change              $  (0.49)    $   0.05     $  (0.87)  $  (1.08)   $ (1.40)
      Extraordinary loss (3)                            --           --           --      (0.47)     (0.15)
      Accounting Change (4)                             --           --           --         --         --
----------------------------------------------------------------------------------------------------------
   Net income (loss)                              $  (0.49)    $   0.05     $  (0.87)  $  (1.55)   $ (1.55)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding                                 55.7         53.8         53.4       53.2       52.8
----------------------------------------------------------------------------------------------------------
Weighted average common and common
   share equivalents                                  55.7         54.0         53.8       53.9       53.5
----------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:                                                    September 30,
                                              ------------------------------------------------------------
In millions                                         2001         2000         1999         1998      1997
----------------------------------------------------------------------------------------------------------
Current assets                                   $  263.6     $  261.1     $  240.1     $  210.8   $ 204.2
Property - net                                      539.4        575.0        558.9        573.4     586.1
Other assets                                        212.9        198.1        219.0        195.6     139.6
----------------------------------------------------------------------------------------------------------
Total assets                                     $1,015.9     $1,034.2     $1,018.0     $  979.8   $ 929.9
----------------------------------------------------------------------------------------------------------

Current liabilities                              $  141.0     $  162.3     $  144.4     $  127.3   $ 167.3
Long-term debt (less current
   maturities)                                      936.5        911.2        924.8        863.3     701.7
Other long-term liabilities                          52.8         47.5         39.6         36.7      26.3
----------------------------------------------------------------------------------------------------------
Total liabilities                                 1,130.3      1,121.0      1,108.8      1,027.3     895.3
Stockholders' equity (deficit)                     (114.4)       (86.8)       (90.8)       (47.5)     34.6
----------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity (deficit)                $1,015.9     $1,034.2     $1,018.0     $  979.8   $ 929.9
----------------------------------------------------------------------------------------------------------

(1) The Company operates on a 52/53-week fiscal year. Fiscal 2001 was a 53-week year, while fiscal 1997 through fiscal 2000 were 52-week years.

(2) In fiscal 2001, the Company recorded an $11.6 million charge associated with a fixed asset impairment writedown of the Company's retail bag operations.
    In fiscal 2000, the Company recorded a $14.4 million gain on the sale of emission credits that were held in California.

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

(4) Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was the recognition of income (net of taxes) of $0.1 million.

(5) Basic and diluted loss per common share are equal in fiscal 2001, fiscal 1999, fiscal 1998 and fiscal 1997 due to the antidilutive effect of the common share equivalents.

--------------------------------------------------------------------------------
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL Demand for brown paper packaging has corresponded primarily to changes in the rate of growth of the manufacturing sector in the U.S. economy and the strength of the U.S. dollar. The rationalization of capacity associated with industry consolidation activities and reduced capacity utilization rates over the past several years combined with limited new containerboard capacity have resulted in relatively balanced industry supply/demand conditions despite recent declining domestic and export demand.
     Demand for unbleached kraft paper has declined in recent years due to displacement by plastics. The Company can vary its production of unbleached kraft paper, depending on market conditions, because all four of the Company's paper machines that regularly produce unbleached kraft paper also have the capability to produce containerboard.
     At the end of fiscal 2001, published prices for linerboard declined approximately 9 percent from fiscal 2000 year-end due to weaker domestic economic conditions and the strength of the U.S. dollar versus foreign currencies. Fiscal 2000, fiscal 1999 and fiscal 1998 year-end published linerboard prices increased year over year by approximately 6 percent, 16 percent and 12 percent, respectively, from a cyclical low in fiscal 1997.

Fiscal 2001 year-end published grocery sack paper prices decreased 3 percent from fiscal 2000 and increased year-end-over-year-end 9 percent and 3 percent for fiscal 2000 and fiscal 1999, respectively.

RESULTS OF OPERATIONS Year ended September 30, 2001 (fiscal 2001) Compared with Year ended September 30, 2000 (fiscal 2000). Net sales for fiscal 2001 were $1,104.3 million, a decrease of 5.4 percent compared with net sales of $1,167.6 million in fiscal 2000. Operating income for fiscal 2001 was $45.5 million compared with $95.3 million in fiscal 2000. Fiscal 2001 resulted in a net loss of $27.3 million, or $0.49 per share, compared to net income of $2.4 million, or $0.05 per share in fiscal 2000.
     Sales in fiscal 2001 were unfavorably affected by lower volume ($57 million) and lower average net selling prices ($6 million) for most of the Company's paper products. Weakened domestic economic conditions and the relative strength of the U.S. dollar versus foreign currencies were the primary causes of the reduced volume and lower selling prices.
     Gross margin decreased to $159.8 million in fiscal 2001 from $194.8 million in the prior year primarily due to higher energy costs ($37 million), lower volume ($21 million) and lower average net selling prices ($14 million, including $8 million of higher containerboard and kraft paper costs) partially offset by lower fiber costs ($40 million).
     Corrugated shipments decreased approximately 4 percent in fiscal 2001, a 53-week year, to 14.9 billion square feet compared to 15.6 billion square feet in fiscal 2000, a 52-week year, primarily as a result of weaker domestic economic conditions in the last three quarters of fiscal 2001. Adjusting for the additional week in fiscal 2001 corrugated shipments declined approximately 6 percent. Industrial and retail bag shipments increased to 303.2 thousand tons in fiscal 2001 from 294.6 thousand tons in the prior year. S&G Packaging was acquired and consolidated with the Company's operations on October 28, 1999. Total mill production decreased by 5 percent to 3,922 tons per day (TPD, calculated on the basis of the number of days in the period) in fiscal 2001 compared to 4,137 TPD in fiscal 2000, primarily as a result of market-related downtime. Containerboard production decreased approximately 4 percent to 3,286 TPD in fiscal 2001 compared to 3,414 TPD in fiscal 2000. Unbleached kraft paper production decreased approximately 12 percent to 636 TPD in fiscal 2001 compared to 723 TPD in fiscal 2000.
     Average selling prices remained relatively unchanged for corrugated products, increased approximately 5 percent for multiwall bags and decreased 5 percent for retail bags in fiscal 2001 compared to fiscal 2000. Average selling prices increased for the Company's unbleached kraft paper by approximately 6 percent and decreased for the Company's domestic linerboard and export linerboard, by approximately 7 percent and 14 percent, respectively, in fiscal 2001 compared to fiscal 2000.
     Fiber costs decreased primarily due to lower average delivered costs for wood chips and recycled fiber (which consist primarily of old corrugated containers (OCC) and double-lined kraft (DLK) clippings). The average delivered cost of wood chips decreased by 4 percent while the average delivered cost for OCC and DLK decreased approximately 40 percent and 48 percent, respectively, in year over year comparisons.
     Commencing in fiscal 2001, natural gas market prices became extremely volatile due to supply/demand imbalances and increased dramatically. To mitigate this volatility, the Company entered into a series of fixed price supply contracts through March 2002 for a substantial portion of its natural gas requirements at its paper mills. Despite these efforts, the Company's cost of natural gas increased by approximately $35 million, an increase of approximately 117 percent over the preceding year.
     Selling and administrative costs were $102.7 million in fiscal 2001 compared to $113.9 million in fiscal 2000. This decrease was due primarily to staff reductions, reduced use of outside consultants, tightening of incentive programs and the elimination of non-essential travel, all resulting from the Company's cost reduction program.
     In the fourth quarter of fiscal 2001, a review of the Company's retail bag operations resulted in a fixed asset impairment writedown of $11.6 million. In the fourth quarter of fiscal 2000, emission credits in California with a book value of $5.6 million were sold for $20.1 million. This resulted in a gain of $14.4 million after deducting costs associated with the sale of approximately $0.1 million.
     Net interest expense was essentially flat year over year as higher average debt levels were offset by lower interest rates.
     The Company recorded a tax benefit of $16.1 million in fiscal 2001 compared to a tax provision of $2.7 million in fiscal 2000. The effective tax rate was approximately 37 and 53 percent in fiscal 2001 and fiscal 2000, respectively. The unusually high tax rate in fiscal 2000 was the result of the relatively high level of permanent differences between book and taxable income compared to the low level of pre-tax income.

Year ended September 30, 2000 (fiscal 2000) Compared with Year ended September 30, 1999 (fiscal 1999). Net sales for fiscal 2000 were $1,167.6 million, an increase of 34 percent compared with net sales of $870.6 million in fiscal 1999. Operating income for fiscal 2000 was $95.3 million compared with $14.7 million in fiscal 1999. Fiscal 2000 resulted in a net profit of $2.4 million, or $0.05 per share, compared to a net loss of $46.4 million, or $0.87 per share in fiscal 1999.
     Sales in fiscal 2000 were favorably affected by higher average net selling prices and higher corrugated shipments, which increased net sales by approximately $139.5 million and approximately $14.0 million, respectively. Also, the acquisition of S&G Packaging increased net sales $143.6 million in fiscal 2000.
     Gross margin increased to $194.8 million in fiscal 2000 from $113.1 million in the prior year primarily due to higher prices for the Company's products of $118 million net of $22 million of higher containerboard and kraft paper costs. The higher prices were somewhat offset by higher fiber costs of $25 million and higher energy costs of $8 million.
     Corrugated shipments increased approximately 3 percent in fiscal 2000 to
15.6 billion square feet compared to 15.2 billion square feet in fiscal 1999, primarily as a result of increased demand for our products. Multiwall bag shipments increased approximately 8 percent to 58.0 thousand tons in fiscal 2000 compared to 53.5 thousand tons in the prior year. Total mill production decreased by 3.3 percent to 4,137 tons per day in fiscal 2000 compared to 4,279 TPD in fiscal 1999 as a result of the Company taking market related downtime. Containerboard production decreased approximately 4 percent to 3,414 TPD in fiscal 2000 compared to 3,554 TPD in fiscal 1999. Unbleached kraft paper production remained relatively unchanged at 723 TPD in fiscal 2000 compared to 725 TPD in fiscal 1999.
     Average selling prices increased approximately 17 percent for corrugated products and increased approximately 4 percent for multiwall bags in fiscal 2000 compared to fiscal 1999. Average selling prices increased for the Company's domestic linerboard, export linerboard and unbleached kraft paper by approximately 27 percent, 24 percent and 19 percent, respectively, in fiscal 2000 compared to fiscal 1999.
     Fiber costs increased primarily due to higher average delivered costs for recycled fiber. The average delivered cost for OCC and DLK increased approximately 45 percent and 46 percent, respectively, in fiscal 2000 compared to fiscal 1999, primarily due to increased global demand. In contrast, the average delivered cost for wood chips decreased by approximately 7 percent in fiscal 2000 compared to the prior year.
     Selling and administrative costs were $113.9 million in fiscal 2000 compared to $98.4 million in fiscal 1999. This increase was due primarily to the inclusion of selling and administrative costs of S&G Packaging and management reorganization costs.
     In the fourth quarter of fiscal 2000, emission credits in California with a book value of $5.6 million were sold for $20.1 million. This resulted in a gain of $14.4 million after deducting costs associated with the sale of approximately $0.1 million.
     Net interest expense increased to $91.7 million in fiscal 2000 from $85.4 million in fiscal 1999. Higher average debt levels increased interest expense by approximately $5.8 million and higher average borrowing rates increased interest expense by approximately $0.5 million.
     The Company recorded a tax provision of $2.7 million in fiscal 2000 compared to a tax benefit of $28.8 million in fiscal 1999. The effective tax rate was approximately 53 and 38 percent in fiscal 2000 and fiscal 1999, respectively. The unusually high tax rate in fiscal 2000 was the result of the relatively high level of permanent differences between book and taxable income compared to the low level of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

GENERAL The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreements and the issuance of debt and equity securities. The Company's principal uses of cash are to pay operating expenses, fund capital expenditures and service debt. The Company is currently prohibited from paying dividends and making purchases of additional common stock by the terms of its bank credit agreement and public debt securities.
     Net cash provided by operations for fiscal 2001 and fiscal 2000 was $3.3 million and $65.0 million, respectively. The decrease was mainly due to reduced operating earnings as a result of weaker industry and economic conditions and higher working capital requirements as lower trade payables and accrued salaries, wages and benefits were only partially offset by reduced inventories and trade receivables. In addition, when PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 2001, the Company had an outstanding receivable, for electricity sales of $6.5 million. The Company continues to believe all amounts due from PG&E will be collected.
     Since its inception in 1986, the Company has made significant capital expenditures primarily to expand capacity, install advanced papermaking technology, improve product quality, realize operating efficiencies and maintain its existing facilities. Capital expenditures were $27.8 million in fiscal 2001 and $34.6 million in fiscal 2000 a decrease of $6.8 million. Fiscal 2002 and beyond capital spending is expected to be in the range of $25 to $30 million, annually. However, capital spending will be adjusted as market conditions and available cash flows dictate.

LIQUIDITY At September 30, 2001, the Company had cash and equivalents of $9.2 million, an increase of $8.5 million from September 30, 2000 as cash provided by operations and financing exceeded cash used in investing activities. Total debt of $959.9 million increased by $31.8 million from $928.1 million at September 30, 2000. The increase in borrowings was primarily due to decreased earnings from operations and increased working capital needs. At September 30, 2001, the Company had approximately $167 million of revolver borrowings outstanding and approximately $85 million available under the revolving portion of its credit agreements.
     Consolidation among major containerboard industry producers has resulted in the reduction of domestic containerboard capacity. This rationalization, combined with limited new containerboard capacity additions and market related downtime has resulted in relatively balanced industry supply/demand conditions despite recent weak domestic and export demand. Due to the weak demand, published industry prices for linerboard declined $15 per ton in January 2001, an additional $5 per ton in April, July and August 2001 and $10 in September 2001. In December 2001, low-end published linerboard prices declined by $5 per ton. In the third fiscal quarter of 2001 published industry prices for kraft paper declined $20 per ton.
     In the fourth quarter of fiscal 2001, average delivered costs for wood chips decreased by approximately 1 percent compared to the third quarter of the fiscal year. Average delivered prices for OCC and DLK decreased approximately 2 and 1 percent, respectively, in the fourth quarter of fiscal 2001 compared to the third quarter of fiscal 2001. Fiber markets are difficult to predict, and there can be no assurance of the future direction of wood chip, OCC and DLK prices.
     To manage exposures to natural gas price increases during fiscal 2001, the Company entered into a series of fixed price purchase contracts for delivery of natural gas to two of its mills. The contracts, which expire at various dates through March 2002, were accounted for under the normal purchase exception of Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS 133) and, accordingly, are recorded as a cost when the natural gas is delivered. The Company also entered into a series of natural gas financial swap agreements to manage exposures to natural gas price increases at one of its mills. Such contracts, which expire at various dates through March 2002, were accounted for as cash flow hedges and, accordingly, are recorded at market value as an asset or a liability at the balance sheet date. Changes to the fair value of such derivative contracts are recorded to Other comprehensive income (loss). At September 30, 2001, these derivative contracts represented a liability of $2.3 million with a corresponding unrealized holding loss, net of tax, of $1.1 million included in Accumulated other comprehensive income (loss). Under the terms of the fixed price contacts and the natural gas financial swap agreements the Company had on deposit at September 30, 2001, approximately $10.8 million and was classified as a prepaid expense on the balance sheet.
     Average quoted prices for natural gas declined in the fourth quarter of fiscal 2001 by 38 percent when compared to the third quarter of fiscal 2001. In addition, average quoted natural gas prices declined another 15 percent in the first three months of fiscal 2002. The natural gas market is difficult to predict, and there can be no assurance of its future direction.
     In the first quarter of fiscal 2002, the Company renegotiated its credit agreement to modify the financial covenants to provide it with continued financial flexibility. In addition to the modifications of the financial covenants, the amendment immediately reduced the revolving loan facility commitment by $17.5 million and restricts the availability of an additional $17.5 million. It also requires the term loan facility and the revolving loan facility be repaid, as defined, by $20 million on March 31, 2002, and $100 million on December 31, 2002. Finally, the amendment synchronizes the termination date of the term loan facility with the revolving loan to June 2003 from June 2004. The Company paid an amendment fee of 0.50 percent on the outstanding commitments and will pay an additional fee of 0.25 percent on May 15, 2002. The amendment increases the borrowing margins to Eurodollar rate plus
5.0 percent, and prime plus 4.0 percent with additional increases of 0.25 percent on each of March 31, 2002, and September 30, 2002. At December 10, 2001, the Company had approximately $64 million of capacity under its revolving credit facilities, of which $17.5 million was restricted in its availability.
     Based on current prices for converted and primary products (including the impact of the December decline in published prices), raw materials and energy (including current natural gas commitments), and assuming maintenance levels of capital spending, the Company believes that cash provided by operations and borrowings available under its credit agreements and asset sales, will provide adequate liquidity to meet debt service obligations and other liquidity requirements over the next 18 months. The Company will be required to refinance its then outstanding bank credit agreement debt by June 2003.


PENDING ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets", which establishes accounting and reporting for goodwill and other intangible assets. The Company will adopt this statement in fiscal 2003 and does not expect the adoption will have a material impact on its results of operations or financial position.
     In August 2001, FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", that is effective for all fiscal years beginning after December 15, 2001. The purpose of the SFAS 144 is to establish a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 establishes that all long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS 144 also applies to assets held within discontinued operations, which were formerly measured on a net realizable basis. In addition, SFAS 144 intends to resolve significant implementation issues related to SFAS 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company has not yet assessed the impact of adopting SFAS 144 on its results of operations or financial position.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate:

The Company is subject to market risk associated with changes in interest rates due to its variable rate debt. The impact on the Company's cash flows and pre-tax results of operations from a 1 percentage point change in interest rates is approximately $2.6 million.


Derivative Instruments:

The Company entered into a series of natural gas financial swap agreements to manage exposures to natural gas price increases. The contracts, which expire at various dates through March 2002, were accounted for as cash flow hedges and accordingly are recorded as an asset or a liability at the balance sheet date equal to their market value. Changes to the fair value of such derivative contracts are recorded to Other comprehensive income (loss).
         The potential change in fair value resulting from a 10 percent change in the underlying natural gas price would be approximately $0.5 million.

                      -------------------------------------


FORWARD-LOOKING STATEMENTS IN THIS FILING, INCLUDING THOSE IN THE FOOTNOTES TO THE FINANCIAL STATEMENTS, ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "PROJECTED," "EXPECTS," "ANTICIPATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC AND BUSINESS CONDITIONS BOTH IN THE U.S., AND GLOBALLY, COMPETITIVE MARKET PRICING, INCREASES IN RAW MATERIAL, ENERGY AND OTHER MANUFACTURING COSTS, FLUCTUATIONS IN DEMAND FOR THE COMPANY'S PRODUCTS, POTENTIAL EQUIPMENT MALFUNCTIONS, PENDING LITIGATION AND TIMING AND COMPLETION OF TEMPLE-INLAND'S ANNOUNCED TENDER OFFERS FOR THE COMPANY'S SECURITIES AND THE RELATED MERGER TRANSACTION.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


                 Gaylord Container Corporation and Subsidiaries


INDEX TO FINANCIAL STATEMENTS
                                                                            Page
Independent Auditors' Report                                                 20
 ................................................................................
Consolidated Balance Sheets at September 30, 2001 and 2000                   21
 ................................................................................
Consolidated Statements of Operations for the Years
Ended September 30, 2001, 2000 and 1999                                      22
 ................................................................................
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
Ended September 30, 2001, 2000 and 1999                                      23
 ................................................................................
Consolidated Statements of Cash Flows for the Years
Ended September 30, 2001, 2000 and 1999                                      24
 ................................................................................
Notes to Consolidated Financial Statements                                   25
 ................................................................................

INDEPENDENT AUDITORS' REPORT


Gaylord Container Corporation:

       We have audited the accompanying consolidated balance sheets of Gaylord Container Corporation and its subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended September 30, 2001, listed in Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaylord Container Corporation and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



Deloitte & Touche LLP

Chicago, Illinois
October 31, 2001 (December 10, 2001, as to Notes 1, 8, 11, 12 and 15)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2001 AND 2000


In millions                                                                                       2001               2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                                                                          $ 9.2              $ 0.7
   Trade receivables (less allowances of $8.1 and
       $7.8, respectively) (Note 8)                                                              138.6              149.6
   Inventories (Note 4)                                                                           84.1               92.6
   Prepaid expenses                                                                               16.3                5.5
   Other                                                                                          15.4               12.7
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                        263.6              261.1
--------------------------------------------------------------------------------------------------------------------------
Property - net (Notes 2, 5 and 13)                                                               539.4              575.0
Other assets:
   Deferred charges (Note 6)                                                                      15.4               19.1
   Deferred income taxes (Note 7)                                                                165.9              147.1
   Other (Notes 3 and 8)                                                                          31.6               31.9
--------------------------------------------------------------------------------------------------------------------------
Total                                                                                        $ 1,015.9          $ 1,034.2
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt (Note 8)                                                $ 23.4             $ 16.9
   Trade payables                                                                                 45.1               59.9
   Accrued interest payable                                                                       15.7               16.7
   Accrued and other liabilities (Note 9)                                                         56.8               68.8
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                   141.0              162.3
--------------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 8)                                                                          936.5              911.2
Other long-term liabilities (Note 9)                                                              52.8               47.5
Commitments and contingencies (Note 15)                                                              -                  -
Stockholders' equity (deficit) (Notes 10, 11 and 12)
   Class A common stock                                                                              -                  -
   Capital in excess of par value                                                                180.3              179.1
   Accumulated deficit                                                                          (283.5)            (254.9)
   Common stock in treasury - at cost                                                             (8.8)             (10.3)
   Accumulated other comprehensive income (loss):
     Unrealized holding loss (Note 20)                                                            (1.1)                 -
     Minimum pension liability (Note 14)                                                          (1.3)              (0.7)
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                                       (114.4)             (86.8)
--------------------------------------------------------------------------------------------------------------------------
Total                                                                                        $ 1,015.9          $ 1,034.2
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


In millions, except per share data                                                      2001              2000            1999
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 1,104.3         $1,167.6          $870.6
Cost of goods sold                                                                       944.5            972.8           757.5
--------------------------------------------------------------------------------------------------------------------------------
   Gross margin                                                                          159.8            194.8           113.1
Selling and administrative costs                                                        (102.7)          (113.9)          (98.4)
Non-recurring operating income (charges)(Note 2)                                         (11.6)            14.4               -
--------------------------------------------------------------------------------------------------------------------------------
   Operating earnings                                                                     45.5             95.3            14.7
Interest expense - net (Note 8)                                                          (91.2)           (91.7)          (85.4)
Other income (expense) - net                                                               2.2              1.5            (4.5)
--------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes and
      accounting change                                                                  (43.5)             5.1           (75.2)
Income tax benefit (expense) (Note 7)                                                     16.1             (2.7)           28.8
--------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before accounting change                                                (27.4)             2.4           (46.4)
Accounting change (Note 20)                                                                0.1                -               -
--------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                   $ (27.3)           $ 2.4          $(46.4)
--------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share (Note 21):
   Basic and diluted:
     Income (loss) before accounting change                                            $ (0.49)          $ 0.05          $(0.87)
     Accounting change (Note 20)                                                             -                -               -
--------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                   $ (0.49)          $ 0.05          $(0.87)
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                        Common stock                                                      Accumulated
                                    -------------------                                                      other        Total
                                         Class A         Capital in   Accumulated      Treasury stock    comprehensive stockholders'
                                    -------------------  excess of     earnings     --------------------     income      equity
Dollars in millions                 Shares      Dollars  par value     (deficit)    Shares       Dollars     (loss)     (deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
October 1, 1998                   54,786,492     $ -      $ 177.4     $ (210.6)     1,512,564    $ (11.2)  $ (3.1)        $ (47.5)
Comprehensive income (loss)
  Net loss                                 -       -            -        (46.4)             -          -        -           (46.4)
  Other comprehensive income:
    Adjustment of minimum
      pension liability                    -       -            -            -              -          -      2.0             2.0
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income (loss)        -       -            -        (46.4)             -          -      2.0           (44.4)
Options exercised                    168,151       -          0.6            -              -          -        -             0.6
Restricted stock - net                 4,650       -          0.2            -              -          -        -             0.2
Other                                 32,116       -            -            -        (44,598)       0.3        -             0.3
------------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1999                54,991,409       -        178.2       (257.0)     1,467,966      (10.9)     (1.1)         (90.8)
Comprehensive income
  Net income                               -       -            -          2.4              -          -         -            2.4
  Other comprehensive income:
    Adjustment of minimum
      pension liability                    -       -            -            -              -          -       0.4            0.4
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income               -       -            -          2.4              -          -       0.4            2.8
Options exercised                     29,235       -          0.2            -              -          -         -            0.2
Restricted stock - net               196,100       -          0.7            -              -          -         -            0.7
Other                                  6,950       -            -         (0.3)       (73,373)       0.6         -            0.3
------------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 2000                55,223,694       -         179.1       (254.9)    1,394,593      (10.3)      (0.7)        (86.8)

Comprehensive (loss)
  Net loss                                                       -        (27.3)            -          -                    (27.3)
  Other comprehensive loss:
    Adjustment of minimum
      pension liability                                                                                        (0.6)         (0.6)
    Unrealized holding loss                                      -            -             -          -       (1.1)         (1.1)
------------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive loss                 -       -             -        (27.3)            -          -       (1.7)        (29.0)
Restricted stock - net             1,942,000       -           1.2            -             -          -          -           1.2
Other                                      -       -             -         (1.3)     (209,171)       1.5          -           0.2
------------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 2001                57,165,694     $ -       $ 180.3      $ (283.5)   1,185,422     $ (8.8)     $ (2.4)     $(114.4)
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

In millions                                                                   2001             2000       1999
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                                          $ (27.3)        $    2.4   $  (46.4)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operations:
    Asset impairment (Note 2)                                                 11.6               -          -
    Depreciation and amortization                                             54.9             53.1       53.0
    Deferred tax expense (benefit)                                           (16.1)             2.3      (28.8)
    Acquisition restructuring expenditures                                    (1.8)            (1.5)      (0.4)
    Change in current assets and liabilities,
      excluding acquisitions and dispositions:
        Receivables                                                           11.0             15.2      (27.4)
        Inventories                                                            8.5              3.2        6.1
        Prepaid expenses and other current assets                            (15.0)            (1.1)      (3.0)
        Accounts payable and other accrued liabilities                       (28.6)           (13.9)      17.8
    Other - net                                                                6.1              5.3        7.4
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                                      3.3             65.0      (21.7)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                                       (27.8)           (34.6)     (19.7)
  Capitalized interest                                                        (0.6)            (0.5)      (0.6)
  Proceeds from asset sales                                                    2.3               -          -
  Acquisition - net                                                             -               1.4         -
  Other investments - net                                                      0.5             (0.8)      (2.2)
---------------------------------------------------------------------------------------------------------------
Net cash used in investments                                                 (25.6)           (34.5)     (22.5)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING:
  Senior debt repayments (Note 17)                                           (17.8)           (63.7)      (9.5)
  Debt issuance costs                                                           -              (1.8)        -
  Revolving credit agreement borrowings - net (Note 17)                       49.3             23.0       56.5
  Other financing - net                                                       (0.7)             2.3        1.9
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing                                      30.8            (40.2)      48.9
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                8.5             (9.7)       4.7
Cash and equivalents, beginning of year                                        0.7             10.4        5.7
---------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                                         $    9.2         $    0.7   $   10.4
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries



1. GENERAL/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Pending Merger - On September 27, 2001, the Company and Temple-Inland Inc. (Temple-Inland) announced the signing of a definitive merger agreement (Merger Agreement). If all conditions to the Merger Agreement are satisfied, the Company and Temple-Inland would be merged (Merger). Pursuant to the Merger Agreement, Temple-Inland extended cross-conditional tender offers for all of the Company's outstanding shares of stock and senior and senior subordinated notes (collectively, the Notes). Consummation of the Merger is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of the Company's stock being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions.
         On December 3, 2001 Temple-Inland announced revised terms of the Merger and extended the expiration date of its offers until January 7, 2002. If the new offer is accepted, each holder of common stock will receive $1.25 per share. Holders of the 9 3/8% senior notes due 2007 and the 9 3/4% senior notes due 2007 will receive $875 per $1,000 principal amount and holders of the 9 7/8% senior subordinated notes due 2008 will receive $400 per $1,000 principal amount. If the Merger is consummated, indentures governing each issue of the Notes will be amended to eliminate substantially all of the restrictive covenants.
         Nature of Operations - Gaylord Container Corporation (including its subsidiaries, the Company) is engaged in the integrated production, conversion and sale of brown paper packaging products. The Company is a major national manufacturer and distributor of corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, multiwall and retail bags, and, through a wholly owned, independently operated subsidiary, specialty chemicals. Collectively corrugated containers and sheets, multiwall and retail bags, solid fibre products, containerboard and unbleached kraft paper represent approximately 99 percent of the Company's net sales. Corrugated containers are produced to customer order primarily for use in shipping their products and as point-of-sale displays. Containerboard, consisting of linerboard and corrugating medium, is the principal raw material used to manufacture corrugated containers and corrugated sheets. The Company also produces unbleached kraft paper, which it converts into multiwall and retail bags or sells to independent converters.
       At September 30, 2001, the Company's facilities, which are located throughout the United States, consisted of three containerboard and unbleached kraft paper mills, thirteen corrugated container plants, five retail bag plants, five corrugated sheet feeder plants, two multiwall bag plants, a cogeneration facility and, through a wholly owned, independently operated subsidiary, a specialty chemical facility.
         Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include allowance for bad debts, credit memos, cash discounts, LIFO valuation, recovery of long lived assets, insurance reserves, and realization of deferred tax assets. Actual results may differ from such estimates.
         Summary of Significant Accounting Policies - The Company's accounting policies conform to accounting principles generally accepted in the United States of America. Significant policies followed are described below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

         Basis of Consolidation - The consolidated financial statements at September 30, 2001 and 2000, and for the years ended September 30, 2001 (fiscal
2001), September 30, 2000 (fiscal 2000), and September 30, 1999 (fiscal 1999), include all the accounts of the Company after elimination of intercompany transactions and balances. The Company operates on a 52/53-week fiscal year. Fiscal 2001 was a 53-week fiscal year while fiscal 2000 and fiscal 1999 were 52-week fiscal years.
         Revenue Recognition - Sales are recognized when the Company's products are shipped. Shipments to companies with which the Company has reciprocal purchase agreements (Exchange Partners) are not recognized as sale transactions in the Consolidated Statements of Operations. In the Consolidated Balance Sheets, however, trade receivables due from and trade payables due to Exchange Partners are not eliminated because a contractual right of offset does not exist.
         Valuation of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable (see Note 2).
         Cash and Equivalents - The Company considers all highly liquid debt instruments, including time deposits, bank repurchase agreements and commercial paper, with an original or purchased maturity of three months or less, to be cash equivalents.
         Inventories are stated at the lower of cost or market value. Cost includes materials, transportation, direct labor and manufacturing overhead. Cost is determined by the last-in, first-out (LIFO) method of inventory valuation.
         Property is stated at cost and includes interest capitalized during construction periods. Maintenance and repairs are charged to expense as incurred.
         Depreciation is computed using the straight-line method over estimated useful lives ranging from 10 to 45 years for buildings and improvements and three to 20 years for machinery and equipment.
         Deferred Financing Costs - Costs incurred in connection with the issuance of long-term debt or other financing arrangements are capitalized. Amortization of deferred financing costs is computed using the effective interest rate method over the term of the related debt and is classified as interest expense.
         Investment in Affiliates - The equity method of accounting is applied to affiliates in which the Company's ownership interest is greater than 20 percent but less than or equal to 50 percent. The cost method of accounting is applied to affiliates in which the Company's ownership interest is less than or equal to 20 percent.
         Derivatives - At the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
         The Company designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into cost of goods sold as the hedge and the underlying exposure lapse. The ineffective portion of the gain or loss is immediately reported in Cost of goods sold (see Note 20).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


         Income Taxes - Deferred income taxes are provided using the liability method for those items for which the period of reporting differs for financial reporting and income tax purposes in accordance with SFAS 109, "Accounting for Income Taxes" (see Note 7).
         Earnings Per Common Share is calculated in accordance with SFAS 128, "Earnings Per Share", (see Note 18).
         Pending Accounting Standards The Company will adopt SFAS 142 "Goodwill and other Intangible Assets," which establishes accounting and reporting for goodwill and other intangible assets. Adoption of this statement in fiscal 2003 will not have a material impact on the Company's results of operations or financial position.
         In August 2001, Financial Accounting Standards Board (FASB) issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," that is effective for all fiscal years beginning after December 15, 2001. The purpose of SFAS 144 is to establish a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 establishes that all long-lived assets classified as held for sale are measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS 144 also applies to assets held within discontinued operations, which were formerly measured on a net realizable basis. In addition, SFAS 144 intends to resolve significant implementation issues related to SFAS 121 "Accounting for the Impairment of Long-Lived assets to be Disposed Of". The Company has not yet assessed the impact of adopting SFAS 144 on its results of operations or financial position.

2. NON-RECURRING OPERATING ITEMS
         In the fourth quarter of fiscal 2001 the Company, pursuant to the requirements of SFAS 121, "Accounting for Impairment of Long-Lived Assets", determined that an impairment of the fixed assets of its retail bag operations had occurred.
         The amount of the impairment was determined based on a market value from a third party. Based on the third party value, an impairment charge of $11.6 million was recorded to operating income.
         In the fourth quarter of fiscal 2000, emission credits in California with a book value of $5.6 million were sold for $20.1 million. This resulted in a gain of $14.4 million after deducting costs associated with the sale of approximately $0.1 million.

3. INVESTMENT IN AFFILIATES
         The Company owns a 50 percent interest in Gaylord Central National, Inc. (GCN), a joint venture formed with Central National-Gottesman, Inc. GCN is the primary agent for the Company's export sales of containerboard. Product sales to GCN during fiscal 2001, fiscal 2000 and fiscal 1999 were approximately $13.9 million, $24.0 million and $20.9 million, respectively.
         At September 30, 2001 the Company also had a 50 percent ownership interest in a joint venture that, through a wholly owned subsidiary, produced corrugated sheets and corrugated containers in Mexico. Product sales to the joint venture during fiscal 2001, fiscal 2000 and fiscal 1999, were approximately $5.3 million, $4.7 million and $2.9 million, respectively. In October 2001, the Company sold its 50 percent interest to the joint venture partner for $10 million and will report a pretax gain of approximately
$3 million in the first quarter of fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


4. INVENTORIES
Inventories consist of:

                                                                                 September 30,
                                                                           ---------------------------
In millions                                                                 2001                 2000
------------------------------------------------------------------------------------------------------
Finished products                                                          $ 21.9              $ 29.1
In process                                                                   51.0                53.2
Raw materials                                                                 9.6                 6.7
Supplies                                                                     16.0                14.9
------------------------------------------------------------------------------------------------------
                                                                             98.5               103.9
LIFO valuation adjustment                                                   (14.4)              (11.3)
------------------------------------------------------------------------------------------------------
  Total                                                                    $ 84.1              $ 92.6
------------------------------------------------------------------------------------------------------

         As a result of a LIFO inventory liquidation in fiscal 2001 and fiscal 2000, the Company's "Cost of goods sold" was $0.2 and $0.1 million higher, respectively, than it would have been had a liquidation not occurred.



5. PROPERTY - NET
Property consists of:

                                                                                         September 30,
                                                                                   -------------------------
In millions                                                                          2001             2000
------------------------------------------------------------------------------------------------------------
Land                                                                               $ 18.4            $ 18.4
Buildings and improvements                                                          161.5             164.8
Machinery and equipment                                                             945.3             977.8
Construction-in-process                                                               9.9              18.9
------------------------------------------------------------------------------------------------------------
                                                                                  1,135.1           1,179.9
Accumulated depreciation                                                           (595.7)           (604.9)
------------------------------------------------------------------------------------------------------------
  Total                                                                            $539.4            $575.0
------------------------------------------------------------------------------------------------------------

         Depreciation expense was $50.0 million, $49.5 million and $49.2 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

6. DEFERRED CHARGES
Deferred charges consist of:

                                                                                          September 30,
                                                                                     ------------------------
In millions                                                                           2001             2000
-------------------------------------------------------------------------------------------------------------
Deferred financing costs                                                             $ 25.3           $ 25.5
Intangibles                                                                             4.7              4.7
-------------------------------------------------------------------------------------------------------------
                                                                                       30.0             30.2
Accumulated amortization                                                              (14.6)           (11.1)
-------------------------------------------------------------------------------------------------------------
  Total                                                                              $ 15.4           $ 19.1
-------------------------------------------------------------------------------------------------------------

         Amortization of deferred charges during fiscal 2001, fiscal 2000 and fiscal 1999 was approximately $3.5 million, $2.7 million and $2.8 million, respectively. Included in these amounts is amortization of deferred financing costs incurred during fiscal 2001, fiscal 2000 and fiscal 1999, and recognized in interest expense - net, of approximately $2.9 million, $2.3 million and $2.5 million, respectively. In fiscal 2000, the Company deferred approximately $1.8 million of total financing fees in connection with the extension and expansion of its Trade Receivable Facility (see Note 8) and the amendment of the Credit Facility covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


7. INCOME TAXES
The net deferred current and non-current income tax assets, result from the tax effects of the following temporary differences:


                                                                                           September 30,
                                                                                    ----------------------------
In millions                                                                            2001             2000
----------------------------------------------------------------------------------------------------------------
CURRENT
Deferred tax assets:
   Inventory valuation                                                                   $ 1.5            $ 3.1
----------------------------------------------------------------------------------------------------------------
Current deferred tax asset                                                               $ 1.5            $ 3.1
----------------------------------------------------------------------------------------------------------------
NON-CURRENT
Deferred tax assets:
   Net operating loss                                                                   $275.8           $261.5
   Asset write-down                                                                       40.1             39.2
   Debt restructuring expenses                                                             0.3              0.6
   Other long-term liabilities                                                             2.4              2.2
   Deferred compensation                                                                  17.6             18.1
   Other                                                                                  10.1              7.3
----------------------------------------------------------------------------------------------------------------
     Sub-total                                                                           346.3            328.9
----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                                          165.1            166.8
   Capitalized interest                                                                   13.9             13.6
   Other                                                                                   1.4              1.4
----------------------------------------------------------------------------------------------------------------
     Sub-total                                                                           180.4            181.8
----------------------------------------------------------------------------------------------------------------
Net non-current deferred tax asset                                                      $165.9           $147.1
----------------------------------------------------------------------------------------------------------------

       For fiscal 2001 and fiscal 1999 there was no current income tax provision, while the current income tax provision for fiscal 2000 was $0.4 million and related principally to federal Alternative Minimum Taxes (AMT) and state income taxes. The payment of AMT results in an AMT credit that may be used to offset regular federal income taxes when they become payable in the future. Such AMT credits may be carried forward indefinitely until utilized.
       The deferred income tax benefit for fiscal 2001 and fiscal 1999 was $16.1 million and $28.8 million, respectively. In fiscal 2000 the deferred income tax provision was $2.3 million including an AMT credit carry-forward. Due to adjustments to Accumulated other comprehensive income (loss) in fiscal 2001 and in fiscal 2000, there was a $1.1 million increase and a $0.2 million decrease, respectively, in the net non-current deferred tax asset (see Note 14 and Note
20). Deferred income taxes result from temporary differences in the period of reporting revenues, expenses and credits in the financial statements and income tax return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


       Such temporary differences for fiscal 2001, fiscal 2000 and fiscal 1999 and their related deferred income tax benefit (expense) follow:


                                                                                       Year Ended September 30,
                                                                                -------------------------------------
In millions                                                                        2001          2000          1999
---------------------------------------------------------------------------------------------------------------------
Depreciation expense                                                               $ 1.7          $4.5          $0.7
Asset write-down                                                                     0.9           0.4          (2.5)
Debt restructuring expenses                                                         (0.3)         (0.4)         (0.3)
Inventory differences                                                               (1.6)          2.5           0.6
Net operating (income) loss                                                         14.3         (14.1)         30.5
Other - net                                                                          1.1           4.8          (0.2)
---------------------------------------------------------------------------------------------------------------------
  Total deferred income tax benefit (expense)                                      $16.1        $ (2.3)       $ 28.8
---------------------------------------------------------------------------------------------------------------------

       Although realization is not assured, management believes it is more likely than not that all of the Company's deferred tax assets will be realized. Management believes future taxable income, including but not limited to the generation of future operating income and reversal of existing temporary differences and implementation of tax planning strategies and other strategic alternatives, if needed, will be sufficient to allow the future realization of the September 30, 2001 deferred tax assets.
       At September 30, 2001, the Company had cumulative regular net operating loss carry forwards of approximately $676 million, which may be carried forward and expire beginning in 2008 through the year 2020. At September 30, 2001, AMT net operating losses of approximately $448 million are available to be carried forward through the year 2020.

       A reconciliation of income tax (expense) benefit to the amount computed by applying the statutory federal income tax rates to the income or loss before income taxes follows:

                                                                                 Year Ended September 30,
                                                         -------------------------------------------------------------------------
                                                                  2001                     2000                      1999
                                                         ---------------------- --------------------------- ----------------------
                                                                Percentage of             Percentage of             Percentage of
                                                                  loss before             income before               loss before
                                                                       income                    income                    income
In millions                                              Amount         taxes      Amount         taxes      Amount         taxes
----------------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax                              $15.2           35%       $(1.8)         35%        $26.3         35%
State income taxes - net of
   Federal benefit                                          2.0             5        (0.2)           3          2.5           3
Other, primarily permanent
   differences                                             (1.1)           (3)       (0.7)          15            -           -
----------------------------------------------------------------------------------------------------------------------------------
   Total income tax (expense) benefit                     $16.1            37%      $(2.7)          53%       $28.8          38%
----------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


8. LONG-TERM DEBT
Long-term debt consists of the following:



                                                                                                      September 30,
                                                                                                 ---------------------
In millions                                                                                        2001          2000
----------------------------------------------------------------------------------------------------------------------
Trade Receivable Facility, due May 2005 (a)                                                      $  80.3      $  98.0
Revolving Credit Facility, due June 2003 (b)                                                        87.0         20.0
Term Loan, due June 2003 (b)                                                                        94.3        103.0
Senior Notes, 9 3/8%, due June 2007 (c)                                                            200.0        200.0
Senior Notes, 9 3/4%, due June 2007 (c)                                                            225.0        225.0
Pollution control and industrial revenue bonds,
   interest at 5.7% to 8.3%, due at various dates to 2008 (d)                                        7.1          9.4
Capital lease obligations, interest at 8.3%, due at
   various dates to 2011 (e)                                                                         7.5          9.6
Other senior debt, interest at 9.5% to 12.0%, due at various
   dates to 2011 (f)                                                                                 8.7         13.1
----------------------------------------------------------------------------------------------------------------------
   Total Senior debt                                                                               709.9        678.1
Senior Subordinated Notes, 9 7/8%, due February 2008 (g)                                           250.0        250.0
----------------------------------------------------------------------------------------------------------------------
   Total debt                                                                                      959.9        928.1
Less current maturities                                                                            (23.4)       (16.9)
----------------------------------------------------------------------------------------------------------------------
   Total                                                                                         $ 936.5      $ 911.2
----------------------------------------------------------------------------------------------------------------------

         On December 10, 2001, the Company renegotiated its credit agreement to modify the financial covenants to provide it with continued financial flexibility. In addition to the modifications of the financial covenants, the amendment immediately reduced the revolving loan facility commitment by $17.5 million and restricts the availability of an additional $17.5 million. It also requires the term loan facility and the revolving loan facility be repaid, as defined, by $20 million on March 31, 2002, and $100 million on December 31, 2002. Finally, the amendment synchronizes the termination date of the term loan facility with the revolving loan to June 2003 from June 2004. The Company paid an amendment fee of 0.50 percent on the outstanding commitments and will pay an additional fee of 0.25 percent on May 15, 2002. The amendment increases the borrowing margins to Eurodollar rate plus 5.0 percent, and prime plus 4.0 percent with additional increases of 0.25 percent on each of March 31, 2002, and September 30, 2002. The balance sheet classification of debt incorporates the effect of this amendment. At December 10, 2001, the Company had approximately $64 million of capacity under its revolving credit facilities, of which $17.5 million was restricted in its availability.

       Scheduled aggregate annual principal payments, (reflecting the amended Credit Facility described above), due on long-term debt during each of the next five years are (in millions) $23.4, $168.8, $2.6, $1.7 and $1.4, respectively. These amounts include the debt that was outstanding under the trade receivable facility and the revolving credit facility at September 30, 2001. The Company intends to extend or replace these facilities at or prior to their respective termination dates.

       On September 27, 2001, the Company and Temple-Inland Inc. (Temple-Inland) announced the signing of a definitive merger agreement (Merger Agreement). If all conditions to the Merger Agreement are satisfied, the Company and Temple-Inland would be merged (Merger). Pursuant to the Merger Agreement, Temple-Inland extended cross-conditional tender offers for all of the Company's outstanding shares of stock and senior and senior subordinated notes (collectively, the Notes). Consummation of the Merger is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

Company's stock being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions.
     On December 3, 2001 Temple-Inland announced revised terms of the Merger and extended the expiration date of its offers until January 7, 2002. If the new offer is accepted, each holder of common stock will receive $1.25 per share. Holders of the 9 3/8% senior notes due 2007 and the 9 3/4% senior notes due 2007 will receive $875 per $1,000 principal amount and holders of the 9 7/8% senior subordinated notes due 2008 will receive $400 per $1,000 principal amount. If the Merger is consummated, indentures governing each issue of the Notes will be amended to eliminate substantially all of the restrictive covenants.

     Upon consummation of the Merger, the outstanding Credit Facility and other senior debt obligations (other than outstanding Notes) of the Company will be paid or otherwise satisfied.

         (a) In fiscal 1993, the Company established a wholly owned, special-purpose subsidiary, Gaylord Receivables Corporation (GRC). Concurrently, GRC and a group of banks established a $70 million trade receivables-backed revolving credit facility (the Trade Receivable Facility) due in July 2001. In August 2000 the Company refinanced and expanded the facility. The refinancing extended the facility to May 2005 and expanded the facility to $125 million. The additional available liquidity is used for general corporate purposes, including repayment of the bank revolver, working capital needs and capital expenditures. Under this program, GRC purchases on an on-going basis substantially all of the accounts receivable of the Company and transfers the accounts receivable to a trust in exchange for trust certificates representing ownership interests in the accounts receivable. The trust certificates received by GRC from the trust are solely the property of GRC. In the event of liquidation of GRC, the creditors of GRC would be entitled to satisfy their claims from GRC's assets prior to any distribution to the Company.
     Various interest rate options are available for Trade Receivable Facility borrowings based on one or a combination of the following two rates: (i) prime rate loans at the higher of (a) the prime rate in effect from time to time or
(b) the Federal Funds Rate plus 0.50 percent per annum, or (ii) LIBOR rate loans at the relevant LIBOR rate plus a borrowing margin of 0.60 percent per annum for interest periods of one, two or three months. GRC pays a commitment fee of 0.50 percent per annum on the unused credit available under the Trade Receivable Facility. Credit available under the Trade Receivable Facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At September 30, 2001, $80.3 million was outstanding and $6.4 million was available for additional borrowing under the Trade Receivable Facility. The highest outstanding principal balance under the Trade Receivable Facility during fiscal 2001 was $102.5 million, and the weighted average interest rate was 6.27 percent in fiscal 2001 and 6.78 percent in fiscal 2000. At September 30, 2001 and 2000, the Company's consolidated balance sheet included $130.9 million and $136.4 million, respectively, of accounts receivable sold to GRC.

     (b) At September 30, 2001, the Company's bank credit agreement included the Term Loan Facility and the Revolving Credit Facility (collectively, the Credit Facility). The Company entered into the Credit Facility in June 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

and used the proceeds from the Term Loan Facility to: (i) retire the outstanding balance on a revolving loan; (ii) repay a portion of the Trade Receivable Facility; (iii) pay fees and expenses; and (iv) for general corporate purposes.
     Substantially all of the Company's assets, except for the accounts receivable sold to GRC described in (a) above, are encumbered by liens under the Credit Facility. The Credit Facility contains normal and customary terms and conditions including restrictions on: liens, additional indebtedness, investments, pre-payment of debt, declaration and payment of dividends, repurchases of stock, guarantees, equity offerings, change of control, capital expenditures, and asset sales. The Credit Facility also contains covenants requiring the Company to achieve certain financial criteria each quarter and to permanently pre-pay the Revolving Loan Facility and the Term Loan Facility with the proceeds of certain asset dispositions, equity offerings or certain property insurance and condemnation recoveries. In addition, the Company may be required to permanently pre-pay a portion of the Revolving Credit Facility and the Term Loan Facility with 50 percent of excess cash flow (as defined). Under the terms of this provision no payments were required for fiscal 2001, however, a $7.5 million payment was made to the Term Loan Facility in January 2001 relating to this computation for fiscal 2000. In October 2001, the Company prepaid $10 million of the Term Loan Facility with proceeds from the sale of its interest in the Mexico joint venture described in Note 3. This $10 million payment is included in the current maturity of Long Term Debt of the financial statements. In September 2000, the Company prepaid $20.1 million of the Term Loan Facility with proceeds from the sale of emission credits (see Note 2).
     During fiscal 2001, interest rate options available on Term Loan Facility borrowings consisted of one or a combination of the following rates: (i) the greater of (a) the prime rate plus a borrowing margin of 2.625 percent per annum or (b) the federal funds rate plus 3.125 percent per annum or (ii) the Eurodollar rate plus a borrowing margin of 3.625 percent per annum for periods of one, two, three or six months. In fiscal 2002 and beyond, due to the amendment described above, these borrowing margins increased. The weighted average interest rate on the Term Loan Facility was 9.4 percent in fiscal 2001 and 9.5 percent in fiscal 2000.
     At September 30, 2001, the Revolving Credit Facility provided borrowings up to a maximum of $175 million and repayments in whole or in part without a prepayment penalty. The same interest rate options are available under the Revolving Credit Facility as the Term Loan Facility discussed above. The Revolving Credit Facility also permits issuance of up to $30 million of letters of credit that reduce the available balance by an equal amount. The Company pays a commitment fee of 0.50 percent per annum on the unused portion of the Revolving Credit Facility. The Company's highest outstanding principal balance during fiscal 2001 was $105.5 million. The weighted average interest rate was
8.8 percent in fiscal 2001 and 9.6 percent in fiscal 2000. At September 30, 2001, $87 million was outstanding under the Revolving Credit Facility, $9 million of undrawn standby letters of credit were outstanding and $79 million of credit was available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

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

     (d) The pollution control and industrial revenue bonds were assumed by the Company at its formation. The Company simultaneously acquired notes receivable from the previous holder of those bonds for an amount and with terms identical to those of the bonds. At September 30, 2001 and 2000, such remaining unpaid notes receivable were approximately $7.1 million and $9.4 million, respectively and were classified as "Other assets."

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

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


9. ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following:


                                                                                            September 30,
                                                                                 -------------------------------
In millions                                                                             2001             2000
----------------------------------------------------------------------------------------------------------------
CURRENT
Accrued salaries, wages and benefits                                                    $ 26.8           $ 35.4
Sales, property and other taxes                                                            7.8              8.1
Other                                                                                     22.2             25.3
----------------------------------------------------------------------------------------------------------------
   Total current                                                                        $ 56.8           $ 68.8
----------------------------------------------------------------------------------------------------------------
LONG-TERM
Accrued pension and post-retirement expense                                             $ 48.5           $ 43.6
Other                                                                                      4.3              3.9
----------------------------------------------------------------------------------------------------------------
   Total long-term                                                                        52.8             47.5
----------------------------------------------------------------------------------------------------------------
   Total                                                                                $109.6           $116.3
----------------------------------------------------------------------------------------------------------------

10. PREFERRED STOCK
The Company is authorized to issue up to 25,000,000 shares of preferred stock. The right of the holders of Class A Common Stock (see Note 11) voting as a class are not to be limited by the grant of voting rights to any series of preferred stock. The Company's Certificate of Incorporation prohibits the issuance of non-voting preferred stock.

11. COMMON STOCK
On September 27, 2001, the Company and Temple-Inland Inc. (Temple-Inland) announced the signing of a definitive merger agreement (Merger Agreement). If all conditions to the Merger Agreement are satisfied, the Company and Temple-Inland would be merged (Merger). Pursuant to the Merger Agreement, Temple-Inland extended cross-conditional tender offers for all of the Company's outstanding shares of stock and senior and senior subordinated notes (collectively, the Notes). Consummation of the Merger is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of the Company's stock being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions.
     On December 3, 2001, Temple-Inland announced revised terms of the Merger and extended the expiration date of its offers until January 7, 2002. If the new offer is accepted, each holder of common stock will receive $1.25 per share. Holders of the 9 3/8% senior notes due 2007 and the 9 3/4% senior notes due 2007 will receive $875 per $1,000 principal amount and holders of the 9 7/8% senior subordinated notes due 2008 will receive $400 per $1,000 principal amount. If the Merger is consummated, indentures governing each issue of the Notes will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

be amended to eliminate substantially all of the restrictive covenants.
       At September 30, 2001 and 2000, the Company had authorized capital stock of 125,000,000 shares of Class A Common Stock, par value $0.0001 per share (Class A Common Stock), of which 57,165,694 shares and 55,223,694 shares were issued, respectively, and 55,980,272 shares and 53,829,101 shares were outstanding, respectively.
       At September 30, 2001 and 2000, the Company had authorized capital stock of 15,000,000 shares of Class B Common Stock, par value $0.0001 per share (Class B Common Stock), of which no shares were issued and outstanding.
       The Company has outstanding Warrants to obtain one share of Class A Common Stock per Warrant. At the time the Company issued the Warrants, it also issued an equal number of shares of Class A Common Stock to the Warrant Trustee for issuance upon exercise of the Warrants (the Trust Stock). The Warrants are exercisable only for the shares of Trust Stock held by the Warrant Trustee and the Company has no obligation to issue or deliver shares of stock pursuant to the Warrants. The Warrant Trustee has agreed to hold the Trust Stock in trust and to deliver shares of Trust Stock upon exercise of the Warrants by the holders thereof or exchange of the Warrants on behalf of the Company. The Warrant Trustee will vote all shares of Trust Stock in proportion to all other votes by holders of the Common Stock, except upon the occurrence of certain votes (as defined).
       At September 30, 2001 and 2000, the Company had 827,135 and 843,035 Warrants outstanding, respectively. All of the Company's outstanding Warrants became exercisable on July 31, 1996, and expire on November 2, 2002. Each Warrant is exercisable into one share of Class A Common Stock at an exercise price of $0.0001 per Warrant, which amount was paid at the time of issuance and is non-refundable. The Company has the option to redeem at any time, all of the unexercised Warrants in exchange for Class A Common Stock for an amount based on $16.65 per share divided by the then-current market price of the Class A Common Stock.
       In fiscal 1996, the Company's Board of Directors authorized the repurchase of up to 6 million shares of Class A Common Stock and canceled a February 1989 authorization for the repurchase of up to 500,000 shares of Class A Common Stock. No shares were repurchased on the open market in fiscal 2001, fiscal 2000 or fiscal 1999. At September 30, 2001 and 2000, 1,185,422 shares and 1,394,593 shares, respectively, of Class A Common Stock were held as treasury stock.
       In June 1995, the Company's Board of Directors adopted a stockholder Rights Agreement that provides for the distribution of one Preferred Share Purchase Right for each share of Class A Common Stock. In general, the rights become exercisable after a person or group announces a tender offer for, or acquires, 15 percent or more of the outstanding Class A Common Stock. In the event a right becomes exercisable, the holder of the right may purchase for $50, one one-hundredth of a share of junior participating preferred stock. If 15 percent of the outstanding Class A Common Stock is acquired, the rights (other than the rights held by the acquiring person) can be exercised at a price of $50 to purchase shares of Class A Common Stock with a market value of $100. The rights will expire on June 30, 2005 and may be redeemed by the Company at any time for $0.0001 per right. In September 2001, the Board of Directors amended the Rights Agreement to exclude the Temple-Inland offer.
       In July 1994, the Company established a stock purchase plan (the Plan) for all full-time employees. The Plan permits employees to invest up to 10 percent of their after-tax compensation (as defined) in shares of Class A Common Stock. All brokerage fees for the purchase of such shares are paid by the Company. During fiscal 2001, fiscal 2000 and fiscal 1999 the Company issued 209,171 shares, 73,373 shares and 44,598 shares, respectively,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

of Class A Common Stock held as treasury stock to satisfy employee purchases pursuant to the Plan.
       The Company neither declared nor paid dividends on its Common Stock during fiscal 2001, fiscal 2000 or fiscal 1999. The Company does not currently intend to pay cash dividends on its Common Stock, but intends instead to retain future earnings for reinvestment in the business and for repayment of debt. At September 30, 2001, the Company was prohibited from declaring or paying cash dividends or repurchasing or redeeming shares of its Common Stock by some of its debt agreements (see Note 8).

12. STOCK OPTION PLANS
The Company maintains one stock-based plan, the 1997 Long-Term Equity Incentive Plan (the 1997 Plan), pursuant to which stock options may be granted.
       1997 Plan - The 1997 Plan authorizes the Company to grant stock options (including both incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the Code), and non-qualified stock options), stock appreciation rights in tandem with options, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and key employees of the Company and its subsidiaries. The Company has granted only non-qualified stock options and restricted stock under the 1997 Plan.
       The Company has reserved 3,500,000 shares of Class A Common Stock for issuance pursuant to the 1997 Plan. At September 30, 2001, the Company had outstanding non-qualified stock options under the 1997 Plan covering 932,566 shares at exercise prices ranging from $1.09 to $9.06 per share. During fiscal 2001, the Company granted non-qualified stock options under the 1997 Plan covering 56,000 shares of Class A Common Stock at an exercise price of $1.09 per share. The options have 10 year terms and generally vest at the rate of 33 1/3 percent per year commencing one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
       At September 30, 2001, options to purchase 738,107 shares of Class A Common Stock at exercise prices ranging from $2.63 to $9.06 per share were exercisable, 9,501 had been exercised and 402,433 shares were available for future grants.
       During fiscal 2001, the Company granted 1,954,000 restricted shares of Class A Common Stock under the 1997 Plan. Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. The 1,954,000 shares of restricted stock granted in 2001 will become 100 percent vested in fiscal 2006. As to the 211,500 restricted shares granted prior to fiscal 2001 (10,000 of which were forfeited), 30,000 were 100 percent vested at September 30, 2001 and 158,500 shares and 13,000 shares will become 100 percent vested in fiscal 2002 and fiscal 2003, respectively. The pretax compensation expense recognized in the Consolidated Statement of Operations was $1.2 million in fiscal 2001, $0.6 million in fiscal 2000 and de minimus in fiscal 1999.
       1989 Plan - The 1989 Plan was terminated according to its terms in fiscal 1999 and no additional options may be granted. At September 30, 2001, the Company had outstanding non-qualified stock under the 1989 Plan covering 760,237 shares of Class A Common Stock at exercise prices ranging from $2.56 to $11.63 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

       At September 30, 2001, options to purchase 739,736 shares of Class A Common Stock at exercise prices ranging from $2.56 per share to $11.63 per share were exercisable.
       In general, the outstanding options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing one year after the date of grant providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.
       At September 30, 2001, the Company had granted 702,400 restricted shares of Class A Common Stock (132,275 of which have been forfeited under the 1989 plan). Such shares are restricted in that unvested shares will be forfeited in the event that the optionee's employment terminates other than due to death, disability or retirement. The restricted shares will vest 100 percent in the event of a change in control of the Company (as defined) or upon the recipient's retirement, death or disability. As to the 570,125 restricted shares granted prior to fiscal 2001, 569,125 were 100 percent vested at September 30, 2001 and 1,000 shares will become 100 percent vested in fiscal 2002. The pretax compensation expense relating to restricted stock, which was recognized in the Consolidated Statements of Operations, was $0.1 million in fiscal 2001 and fiscal 2000 and $0.2 million in fiscal 1999.
       1987 Plan - The 1987 Plan was terminated according to its terms in fiscal 1997 and no additional options may be granted. At September 30, 2001, the Company had outstanding non-qualified stock options under the 1987 Plan covering 161,600 shares of Class A Common Stock at exercise prices ranging from $3.63 to $8.94 per share that were exercisable. In general the options have 10-year terms and vest at the rate of 33 1/3 percent per year commencing one year after the date of grant, providing that the optionee remains continuously in the employ of the Company or one of its subsidiaries. The options vest 100 percent immediately upon a change in control of the Company (as defined) or the optionee's death or disability.

       The following table details stock option activity (excluding restricted stock) for fiscal 2001, fiscal 2000 and fiscal 1999:


                                                                    Stock Options         Exercise Price
---------------------------------------------------------------------------------------------------------
Balance at October 1, 1998                                              3,055,091         $2.56 - $12.50
   Grants                                                                 349,900         $2.50 - $ 9.63
   Exercises                                                             (168,151)        $2.56 - $ 7.00
   Forfeitures                                                           (143,033)        $2.50 - $12.50
----------------------------------------------------------------------------------
Balance at September 30, 1999                                           3,093,807         $2.56 - $11.63
   Grants                                                                 143,500         $2.63 - $ 8.19
   Exercises                                                              (29,235)        $2.56 - $ 3.87
   Forfeitures                                                           (132,000)        $2.56 - $10.88
----------------------------------------------------------------------------------
Balance at September 30, 2000                                           3,076,072         $2.56 - $11.63
   Grants                                                                  56,000         $1.09
   Exercises                                                                    -           -
   Forfeitures                                                         (1,277,669)        $2.56 - $11.63
----------------------------------------------------------------------------------
Balance at September 30, 2001                                           1,854,403         $1.09 - $11.63
----------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

Additional information regarding options outstanding as of September 30, 2001 is as follows:

                                   Options Outstanding                                      Options Exercisable
                                -----------------------------------------------         -----------------------------
                                                     Weighted
                                                      Average          Weighted                              Weighted
                                                    Remaining           Average                               Average
Range of                             Number       Contractual          Exercise               Number         Exercise
Exercise Prices                 Outstanding       Life (years)            Price          Exercisable            Price
----------------------------------------------------------------------------------------------------------------------
$1.09 - $ 3.88                      685,237              4.35             $3.23              510,776            $3.36
$4.00 - $ 5.63                       37,333              3.93             $4.74               34,000            $4.65
$6.13 - $ 8.25                      797,000              5.92             $7.02              780,831            $7.01
$8.50 - $11.63                      334,833              5.06             $9.81              313,836            $9.84
----------------------------------------------------------------------------------------------------------------------
$1.09 - $11.63                    1,854,403              5.15             $6.08            1,639,443            $6.37
----------------------------------------------------------------------------------------------------------------------



The following table details restricted stock activity for fiscal 2001, fiscal 2000 and fiscal 1999:



                                                                                                    Restricted Stock
----------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1998                                                                                    580,875
   Grants                                                                                                      42,400
   Forfeitures                                                                                                (37,750)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                                                                 585,525
   Grants                                                                                                     200,500
   Forfeitures                                                                                                 (4,400)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                                                                                 781,625
   Grants                                                                                                   1,954,000
   Forfeitures                                                                                                (10,000)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                                                               2,725,625
----------------------------------------------------------------------------------------------------------------------



       The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation". SFAS 123 requires pro forma recognition of compensation expense for stock options awarded based on the fair value of the options at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in fiscal 2001: expected volatility of 76 percent; risk-free interest rate of 5.4 percent; and expected lives of 5 years. The weighted-average assumptions used for grants in fiscal 2000 and fiscal 1999 were: expected volatility of 69 and 55 percent, respectively; risk-free interest rate of 5.9 percent in fiscal 2000 and 5.0 percent in fiscal 1999; and expected lives of 5.0 years in both years. The weighted-average fair value per share of options granted was $1.09, $2.73 and $2.92 per share in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The weighted-average fair value per share of awards of restricted stock issued in fiscal 2001, fiscal 2000 and fiscal 1999 was $1.89, $6.20 and $4.38 per share, respectively.

The pro forma impact on net loss and basic and diluted loss per share of computing compensation cost for the Company's stock options based on the fair value on the date of grant follows:

                                                                                      September 30,
                                                                       -----------------------------------------
In millions, except per share data                                           2001          2000           1999
----------------------------------------------------------------------------------------------------------------
Net income (loss):
    As reported                                                             $(27.3)         $2.4         $(46.4)
    Pro forma                                                                (27.5)          1.1          (48.3)
Basic and diluted income (loss) per share:
    As reported                                                             $(0.49)       $ 0.05         $(0.87)
    Pro forma                                                                (0.49)         0.02          (0.91)
----------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

The pro forma effects on net income (loss) and basic and diluted income (loss) per share may not be representative of the effects on reported net income or loss in future years.

     Pursuant to the Merger Agreement as amended, Temple-Inland has an option to purchase up to 19.9% of the Company's outstanding Class A Common Stock at a purchase price of $1.25 per share. Temple-Inland may exercise the option if it has accepted for payment in the tender offer more than 66 2/3% but less than 90% of the Class A Common Stock outstanding on the date of the exercise, and exercising the option would result in Temple-Inland holding at least 90% of the Class A Common Stock outstanding.

13.  LEASES
The Company has capital leases for certain equipment and leasehold improvements included in "Property - net." The present value of future minimum lease payments relating to these assets are capitalized based on the lease contract provisions. Capitalized amounts are amortized over either the term of the lease or the normal depreciable lives of the assets. All other leases are defined as operating leases. Lease payments related to operating leases are charged to expense as incurred. Future minimum lease payments at September 30, 2001 are as follows (in millions):


                                                           Operating   Capital
Fiscal Year                                                   Leases    Leases
--------------------------------------------------------------------------------
2002                                                          $ 16.6     $ 1.1
2003                                                            12.8       1.1
2004                                                             8.0       1.1
2005                                                             4.7       1.1
2006                                                             3.4       1.1
2007 and thereafter                                             19.3       5.8
--------------------------------------------------------------------------------
  Total future minimum lease payments                         $ 64.8     $11.3
================================================================================
    Less interest                                                          3.8
--------------------------------------------------------------------------------
  Present value of future minimum lease payments                         $ 7.5
--------------------------------------------------------------------------------

     Rent expense for fiscal 2001, fiscal 2000 and fiscal 1999 was $19.4 million, $16.9 million and $14.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

The components of net periodic pension cost for the defined benefit plan follow:

                                                  Year Ended September 30,
                                           -------------------------------------
IN MILLIONS                                  2001          2000           1999
--------------------------------------------------------------------------------
Service cost                                $  5.0        $  5.4         $  4.8
Interest cost                                 14.0          12.4           11.0
Expected return on plan assets               (15.1)        (14.1)         (12.3)
Net amortization and deferral                 (0.6)          0.2            0.1
--------------------------------------------------------------------------------
  Net periodic pension cost                 $  3.3        $  3.9         $  3.6
================================================================================

Assumptions used to develop the net periodic pension cost were:

                                                  Year Ended September 30,
                                           -------------------------------------
                                             2001          2000           1999
--------------------------------------------------------------------------------
Discount rate                                7.50%         8.00%          7.00%
Expected rate of return on plan assets       9.00%         9.00%          9.00%
Expected rate of salary increases            5.00%         5.00%          5.00%

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:

                                                               September 30,
                                                          ----------------------
IN MILLIONS                                                 2001          2000
--------------------------------------------------------------------------------
Projected benefit obligation at beginning of year          $174.7        $166.4
Service cost                                                  5.0           5.4
Interest cost                                                14.0          12.4
Plan amendments                                               1.9           0.6
Actuarial (gain) loss                                        10.0         (10.7)
S&G acquisition                                                -           11.1
Special termination expense                                   0.5            -
Benefits paid                                               (11.4)        (10.5)
--------------------------------------------------------------------------------
Projected benefit obligation at end of year                $194.7        $174.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year             $166.7        $165.9
Actual return                                                39.0           3.9
Company contributions                                          -            0.2
S&G acquisition                                                -            7.2
Benefits paid                                               (11.4)        (10.5)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                   $194.3        $166.7
--------------------------------------------------------------------------------

The funded status of the plan and the amount reported in the Consolidated Balance Sheets as part of other long-term liabilities for the defined benefit plan follows:

                                                               September 30,
                                                          ----------------------
IN MILLIONS                                                 2001          2000
--------------------------------------------------------------------------------
Funded status                                              $  0.4        $  8.0
Unrecognized net gain                                        42.8          29.7
Unrecognized prior service cost                              (7.4)         (5.8)
--------------------------------------------------------------------------------
Accrued pension liability                                  $ 35.8        $ 31.9
--------------------------------------------------------------------------------

     The Company's funding policy is to contribute annually, amounts necessary to satisfy the statutory requirements of ERISA. Assets for the defined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

benefit plan are held in a retirement trust fund with investments primarily in common stock, corporate bonds and government securities.

     Supplemental Executive Retirement Plans - Under the terms of their employment agreements, Marvin A. Pomerantz (Chairman, Chief Executive Officer and a director of the Company) and Warren J. Hayford (Former Vice Chairman and a director of the Company) will receive supplemental annual retirement income payments at age 65 equal to approximately 50 percent of their average base salary and bonus for their four most highly compensated years of service with the Company, less primary Social Security benefits and any amounts received under the Company's pension plan. The agreements also provide for the reduction of benefits for early retirement. Mr. Hayford elected early retirement on December 31, 1992, and is currently receiving benefits under the supplemental retirement plan. An additional supplemental retirement plan covering eight current or former officers provides annual retirement payments at age 65 equal to 60 percent of their average base salary and bonus for the four highest of the last ten years prior to retirement, less primary Social Security benefits and any amounts received under the Company's pension plan. Benefits are reduced for early retirement. In the event of a change of control (as defined) the present value of the supplemental retirement benefits is payable in a lump sum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

The components of net periodic pension cost for the supplemental executive retirement plans follow:

                                                 Year Ended September 30,
                                          --------------------------------------
IN MILLIONS                                 2001           2000          1999
--------------------------------------------------------------------------------
Service cost                                $0.1           $0.1          $0.1
Interest cost                                0.9            0.8           0.9
Net amortization and deferral                0.2            0.2           0.2
--------------------------------------------------------------------------------
Net periodic pension cost                   $1.2           $1.1          $1.2
================================================================================

Assumptions used to develop the net periodic pension cost were:

                                                 Year Ended September 30,
                                          --------------------------------------
                                            2001           2000          1999
                                          --------------------------------------
Discount rate                               7.50%          8.00%         7.00%
Expected rate of salary increases           5.00%          5.00%         5.00%

The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:

                                                              September 30,
                                                        ------------------------
IN MILLIONS                                                2001          2000
--------------------------------------------------------------------------------
Projected benefit obligation at beginning of year         $ 12.0        $ 11.7
Service cost                                                 0.1           0.1
Interest cost                                                0.9           0.8
Actuarial (gain) loss                                        1.2          (0.2)
Benefits paid                                               (0.4)         (0.4)
--------------------------------------------------------------------------------
Projected benefit obligation at end of year               $ 13.8        $ 12.0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year            $   -         $   -
Company contributions                                        0.4           0.4
Benefits paid                                               (0.4)         (0.4)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $   -         $   -
--------------------------------------------------------------------------------

The funded status of the plan and the amount reported in the Consolidated Balance Sheets for the supplemental executive retirement plans follows:

                                                              September 30,
                                                        ------------------------
IN MILLIONS                                                2001          2000
--------------------------------------------------------------------------------
Funded status                                             $ 13.8        $ 12.0
Unrecognized net loss                                       (2.6)         (1.5)
Unrecognized prior service cost                             (1.1)         (1.2)
--------------------------------------------------------------------------------
Accrued pension liability                                 $ 10.1        $  9.3
--------------------------------------------------------------------------------

The Company recorded, as part of Other comprehensive income, a minimum pension liability adjustment of ($0.6) million, $0.4 million and $2.0 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Funding for the supplemental executive retirement plan is not subject to the statutory requirements of ERISA and no assets have been set aside to satisfy the liability. All retirement payments for supplemental plans will be made from general corporate assets.

     Post-retirement Benefits Plan - The Company has an obligation to provide post-retirement medical benefits to age 65 pursuant to collective bargaining agreements at five of its facilities.

     The net periodic post-retirement benefit cost was $0.4 million in fiscal 2001 and $0.3 million in fiscal 2000 and fiscal 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries


The reconciliation of the projected benefit obligation and the plan assets from the beginning of the fiscal year to the end of the fiscal year follows:

                                                              September 30,
                                                        ------------------------
IN MILLIONS                                                2001          2000
--------------------------------------------------------------------------------
Projected benefit obligation at beginning of year         $ 2.5         $ 2.9
Interest cost                                               0.2           0.2
Actuarial gain                                              0.4            -
S&G acquisition                                              -            0.1
Special termination expense                                 0.2            -
Benefits paid                                              (0.9)         (0.7)
--------------------------------------------------------------------------------
Projected benefit obligation at end of year               $ 2.4         $ 2.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year            $  -          $  -
Company contributions                                       0.9           0.7
Benefits paid                                              (0.9)         (0.7)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $  -          $  -
--------------------------------------------------------------------------------

The funded status of the plans and the amounts reported on the Consolidated Balance Sheets for the post-retirement benefit plans follows:

                                                              September 30,
                                                        ------------------------
IN MILLIONS                                                2001          2000
--------------------------------------------------------------------------------
Funded status                                             $ 2.4         $ 2.5
Unrecognized net loss                                      (0.8)         (0.4)
--------------------------------------------------------------------------------
  Accrued post-retirement benefit obligations             $ 1.6         $ 2.1
--------------------------------------------------------------------------------

     The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligations both at September 30, 2001 and September 30, 2000 were 6.0 percent. The discount rate used to calculate the accumulated post-retirement benefit obligations at September 30, 2001 and 2000 was 7.50 percent and 8.00 percent, respectively. At September 30, 2001, a change of 1.0 percent per year would impact the accumulated post-retirement benefit obligation by $0.1 million and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by a de minimus amount.

     Savings Plan - The Company sponsors a defined contribution retirement savings plan (401k Plan) covering substantially all salaried employees of the Company subject to certain service requirements. The 401k Plan provides for employees to make contributions on a pre-tax basis up to a maximum of 15 percent of their compensation (as defined) each year, with their maximum annual contribution determined pursuant to Internal Revenue Service regulations. The Company contributes to each participant's plan account an amount equal to 100 percent of the participant's contribution up to a maximum of 5 percent of the participant's compensation. The Company's costs relating to the 401k Plan were $3.4 million in each of fiscal 2001 and fiscal 2000 and $2.6 million in fiscal 1999.

15. COMMITMENTS AND CONTINGENCIES
The Company has various agreements, which provide for the purchase of wood chips, hog fuel (bark and other residual fiber from trees) and stumpage at market prices.

     The Company has a contract to sell electricity to Pacific Gas & Electric (PG&E) from its cogeneration facility through 2013. The contract requires the Company to supply electricity during June, July and August at specified rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

with a penalty for non-compliance of approximately $7 million. When PG&E filed for protection under Chapter 11 of the U. S. Bankruptcy Code in April 2001, the Company had an outstanding receivable, for electricity sales of $6.5 million. In July 2001, the Company entered into a one-year agreement with PG&E, approved by the Bankruptcy Court, which provides that the Company will continue to sell PG&E electricity under the terms of the original contract. After July 2002, the Company currently believes that sales to PG&E will be at or near terms of the original contract. The Company continues to believe all amounts due from PG&E will be collected.

     The Company also has agreements with two suppliers to purchase at market prices 36,000 tons and 24,000 tons of corrugating medium annually through October of 2004 and March of 2004, respectively.

     To manage exposures to natural gas price increases during fiscal 2001, the Company entered into a series of fixed price purchase contracts for delivery of natural gas to two of its mills. Such contracts expire at various dates through March 2002.
     The Company also entered into a series of natural gas financial swap agreements to manage exposures to natural gas price increases that also expire at various dates through March 2002 (see Note 20).

     The Company is not a party to any legal proceedings other than litigation incidental to normal business activities, except as described below:

     On October 23, 1995, a rail tank car of nitrogen tetroxide exploded at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly owned, independently operated subsidiary of the Company. Following the explosion, more than 160 lawsuits were filed against the Company, Gaylord Chemical and third parties alleging personal injury, property damage, economic loss, related injuries and fear of injuries. Plaintiffs sought compensatory and punitive damages.
     In 1997, the Washington Parish, Louisiana trial court certified these consolidated cases as a class action. By the deadline to file proof of claim forms, 16,592 persons had filed and 3,978 persons had "opted out" of the Louisiana class proceeding. All but 12 of the-opt out claimants are also plaintiffs in the Mississippi action described below. The claims of 18 trial plaintiffs, selected at random, are scheduled for trial in the Louisiana class action in September 2002.

     The Company, Gaylord Chemical Corporation and other third-parties were also named defendants in approximately 4,000 individual actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the same accident. These cases were consolidated in Hinds County, Mississippi and allege claims and damages similar to those in Louisiana State Court.
     Claims of the first 20 plaintiffs were tried to a jury in 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that the Company was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs did not appeal the verdict or the trial court's rulings. The trial court has not set a trial date for the next group of 20 Mississippi plaintiffs.

     The Company and Gaylord Chemical Corporation filed suits seeking a declaratory judgment of insurance coverage for claims arising from the October 23, 1995 accident.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

     The coverage action against the liability insurers was tried to a judge in December 1998, and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine policies that were at issue. The judge held that language in one policy excluded coverage. The Louisiana Court of Appeal affirmed the trial court's finding that coverage was afforded by eight of the nine carriers and reversed the trial court's finding that the ninth carrier's policy did not provide coverage. Following denial of the writ, the Company and Gaylord Chemical Corporation had in excess of $125 million in insurance coverage for the October 23, 1995, accident. The insurers appealed the decision of the Court of Appeal to the Louisiana Supreme Court, and on December 7, 2001 the Louisiana Supreme Court denied the insurers' application for writ of certiorari to review the Court of Appeals decision. The insurers have moved for reconsideration of the denial of the writ.
     On May 4, 2001, the Company and Gaylord Chemical Corporation agreed in principle to settle all claims arising out of the October 23, 1995 explosion. In exchange for payments by its primary insurance carrier and the first five excess layers of coverage and assignment of the Company's insurance coverage action against the remaining carriers, the Company and Gaylord Chemical Corporation will receive full releases and/or dismissals of all claims for damages, including punitive damages. Neither the Company nor Gaylord Chemical Corporation contributed to the settlement. The settlement agreement was fully executed on September 14, 2001, and all settlement funds have been deposited in escrow. A hearing for preliminary approval of the settlement is scheduled for January 2002. A hearing for final approval of the settlement on a class-wide basis is set for March 15, 2002.

     On May 18 and May 24, 1999, the Company was named in lawsuits consolidated in the Federal District Court for the Eastern District of Pennsylvania alleging civil violations of Section 1 of the Sherman Act. The complaints, both putative class actions, allege that during the period October 1, 1993, through November 30, 1995, the Company agreed with nine other manufacturers of linerboard to raise or maintain prices. According to the complaints, the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated sheets and corrugated boxes sold to customers. Treble damages and attorney fees are sought. Motions to dismiss the complaints were denied, and defendants' appeal of the order granting class certification is pending in the Third Circuit Court of Appeals. After investigation of the facts, the Company believes the allegations are without merit and is vigorously defending itself.

     On October 1, 2001, two hedge funds filed a putative class action seeking to enjoin the Temple-Inland tender offers on the ground that the Company had breached fiduciary duties allegedly owed to plaintiffs. Plaintiffs also contend that trustees for the Company's two Senior Note issues violated the Trust Indenture Act and that Temple-Inland's tender offers are coercive. The lawsuit, pending in Federal District Court in New York, names the Company, Temple-Inland and trustees for the Company's 9 3/4% Senior Notes and 9 3/8 % Senior Notes. As of October 5, 2001, plaintiffs together owned $500,000 principal amount of the 9 3/4% Senior Notes and a short position on 212,200 shares of the Company's stock, both purchased shortly before the tender offers were announced.

     On October 11, 2001, Temple-Inland agreed to extend the consent payment date for the note tender offer until the expiration date for the offer. The parties subsequently agreed that any discovery and a hearing on plaintiffs' claims would be completed in 12 days following a new announcement, if any, of any revised tender offer by Temple-Inland. While Temple-Inland did announce a new tender offer on December 3, 2002, the parties also agreed that in view of the materially revised terms, to delay the Company's obligation to answer or otherwise move against the complaint until after expiration of the new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

tender offer, currently January 7, 2002. The initial pretrial conference is now scheduled for January 28, 2002.

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

                                                 2001                           2000
                                       ---------------------------------------------------------
                                                      ESTIMATED                        Estimated
                                       CARRYING         FAIR           Carrying           fair
IN MILLIONS                             AMOUNT          VALUE           amount            value
------------------------------------------------------------------------------------------------
Assets
   Cash and equivalents                 $  9.2         $  9.2           $  0.7           $  0.7
   Trade receivables                     138.6          138.6            149.6            149.6
   Current and long-term
      receivables                         14.5           13.3              9.4              9.8

Liabilities
   Trade payables                         45.1           45.1             59.9             59.9
   Senior and subordinated notes         675.0          393.0            675.0            407.7
   Capital lease obligations               7.5            7.5              9.6              9.6
   Other senior debt                     277.4          274.1            243.5            242.4


     Cash and equivalents, trade receivables, trade payables and capital lease obligations - The carrying amount of these items are a reasonable estimate of their fair value.
     Senior and subordinated notes - Estimated fair value is based on estimates obtained from dealers/brokers.
     Current and long-term receivables and other senior debt - Interest rates that are currently available to the Company for similar terms and remaining maturities are used to estimate fair value.
     The fair value estimates presented herein were based on pertinent information available to the Company at September 30, 2001 and 2000. Excluding the Temple-Inland offer, the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
     The Company is not a party to any lending or borrowing arrangements that are considered to be derivative financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

17. SUPPLEMENTAL CASH FLOW DISCLOSURES
The balance sheet effects of non-cash transactions which are not reflected in the consolidated statements of cash flows and other supplemental cash flow disclosures are as follows:

                                                                   Year Ended September 30,
                                                             -----------------------------------
IN MILLIONS                                                    2001          2000          1999
------------------------------------------------------------------------------------------------
Cash paid for interest expense                                $ 89.7        $ 89.5        $ 82.1
Cash paid (net of refunds) for income taxes                       -            0.4            -
Supplemental schedule of non-cash
   investing and financing activities:
     Property additions                                           -             -           14.7
     Increase in total debt                                       -             -           14.7

Acquisition of S&G Packaging:
     Inventories                                                  -           28.7            -
     Property additions                                           -           32.4            -
     Other assets                                                 -           15.0            -
     Trade payables, accrued and other
        liabilities                                               -           44.9            -
     Total debt assumed before repayment                          -           32.6            -

18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Year Ended September 30,
                                                             -----------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                             2001          2000          1999
------------------------------------------------------------------------------------------------
Numerator:
   Income (loss) before extraordinary items                   $(27.4)       $  2.4        $(46.4)
   Accounting change                                             0.1            -             -
------------------------------------------------------------------------------------------------
   Net income (loss)                                          $(27.3)       $  2.4        $(46.4)
------------------------------------------------------------------------------------------------

Denominator:
Basic:
   Weight average common shares outstanding                     55.7          53.8          53.4
Diluted:
   Effect of dilutive securities:
     Employee and director stock options                          -            0.2           0.4
------------------------------------------------------------------------------------------------
   Weighted average common and common share equivalents         55.7          54.0          53.8
------------------------------------------------------------------------------------------------

Net income (loss) per common share:
Basic and diluted (A):
   Income (loss) before extraordinary items                   $(0.49)       $ 0.05        $(0.87)
   Accounting change                                             -             -             -
------------------------------------------------------------------------------------------------
   Net income (loss)                                          $(0.49)       $ 0.05        $(0.87)
------------------------------------------------------------------------------------------------

(A) Basic and diluted loss per common share are equal in 2001 and 1999 due to the antidilutive effect of the common share equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

19. BUSINESS SEGMENT
The Company produces and sells primarily brown paper packaging products, which include corrugated containers, corrugated sheets, containerboard, unbleached kraft paper, retail and multiwall bags. Total revenues for the brown paper packaging segment (the Segment) were $1,088.6 million, $1,152.2 million and $853.5 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The Segment's net income (loss) was $(27.7) million, $2.8 million and $(48.2) million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The Segment's total assets were $979.4 million and $999.3 million at September 30, 2001 and September 30, 2000, respectively. The Segment represents substantially all of the Company's consolidated results of operations and financial position.
     The Company sells its products to thousands of customers with its largest customer, excluding sales to affiliates, accounting for approximately 2 percent of net sales in each fiscal 2001, fiscal 2000 and fiscal 1999. The Company exports linerboard and unbleached kraft paper, certain converted products and specialty chemicals. Such sales totaled $51.5 million, $69.6 million and $59.5 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

20. DERIVATIVE INSTRUMENTS
Effective October 1, 2000, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income, net of taxes, of $0.1 million.
     To manage exposures to natural gas price increases during fiscal 2001, the Company entered into a series of fixed price purchase contracts for delivery of natural gas to two of its mills. The contracts, which expire at various dates through March 2002, were accounted for under the normal purchase exception of SFAS 133 and, accordingly, are recorded as a cost when the natural gas is delivered. The Company also entered into a series of natural gas financial swap agreements to manage exposures to natural gas price increases. The contracts, which expire at various dates through March 2002, were accounted for as cash flow hedges and, accordingly, are recorded at market value as an asset or a liability at the balance sheet date. Changes to the fair value of such derivative contracts are recorded to Other comprehensive income (loss). At September 30, 2001, these derivative contracts represented a liability of $2.3 million, of which $0.5 million was recorded to cost of sales and a corresponding unrealized holding loss, net of tax, of $1.1 million was recorded to Accumulated other comprehensive income (loss). Under the terms of the fixed price contracts and the natural gas financial swap agreements the Company had on deposit with counterparties at September 30, 2001, $10.8 million that was classified as a prepaid expense on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           (continued)
--------------------------------------------------------------------------------

Gaylord Container Corporation and Subsidiaries

21. QUARTERLY DATA (UNAUDITED)

                                                                                Quarter
                                                   -----------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                        1st         2nd         3rd           4th          Year
--------------------------------------------------------------------------------------------------------------------
FISCAL 2001
Net sales                                               $295.1       $265.8      $263.6        $279.8      $1,104.3
Gross margin                                              51.3         34.3        37.3          36.9         159.8
Net income (loss)                                          1.6         (9.7)       (5.8)        (13.4)        (27.3)
Net income (loss) per common share:
  Basic net income (loss)                                 0.03        (0.17)      (0.10)        (0.24)        (0.49)
  Diluted net income (A)                                  0.03          N/A         N/A           N/A           N/A
Weighted average common shares
  Outstanding - Basic                                     54.9         55.9        55.9          56.0          55.7
              - Diluted                                   54.9         55.9        55.9          56.0          55.7

Common stock price (AMEX)   -  High                       2.50         1.98        1.34          1.30          2.50
                            -  Low                        0.88         1.00        0.91          0.60          0.60
Warrant price (AMEX)        -  High                       0.75         1.25        1.10          1.05          1.25
                            -  Low                        0.75         1.25        1.00          1.05          0.75

                                                                                Quarter
                                                   -----------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                        1st         2nd         3rd           4th          Year
--------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Net sales                                               $279.6       $291.2      $299.2        $297.6      $1,167.6
Gross margin                                              49.4         46.1        53.6          45.7         194.8
Net income (loss)                                          0.9         (3.4)        0.4           4.5           2.4
Net income (loss) per common share:
  Basic net income (loss)                                 0.02        (0.06)       0.01          0.08          0.05
  Diluted net income (A)                                  0.02          N/A        0.01          0.08          0.05
Weighted average common shares
  Outstanding - Basic                                     53.7         53.8        53.8          53.8          53.8
              - Diluted                                   54.0         54.1        54.0          53.8          54.0

Common stock price (AMEX)   -  High                       7.50         7.75        6.38          3.75          7.75
                            -  Low                        5.63         4.88        2.69          1.63          1.63
Warrant price (AMEX)        -  High                       6.38         7.38        3.00          2.94          7.38
                            -  Low                        6.00         7.38        3.00          2.44          2.44

(A) Diluted loss per common share is not presented when the effects of common share equivalents are antidilutive.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES
          ---------------------------------------------

Not applicable.


PART 3    --------------------------------------------------
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

See the section captioned Executive Officers of the Registrant under Part 1 of this Report for information concerning the Company's executive officers.

     DANIEL P. CASEY. Mr. Casey has served as director of the Company since April 2000 when he was elected Vice Chairman and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer of the Company from 1990 to April 2000 and from 1988 to 1990 as Senior Vice President-Financial and Legal Affairs. Mr. Casey joined the Company in 1987 as Vice President-Financial and Legal Affairs. Age 59.

     MARY SUE COLEMAN. Ms. Coleman has served as a director of the Company since August 1996. Since 1995, she has served as President and Professor of Biochemistry and Biological Sciences at the University of Iowa. She served from 1993 to 1995 as Provost and Vice President for Academic Affairs and Professor of Biochemistry at the University of New Mexico and from 1992 to 1993 as Vice Chancellor for Graduate Studies and Research at the University of North Carolina at Chapel Hill. She serves on the Board of Directors of Meredith Corporation, a publishing and television broadcasting company, and on the Board of Trustees of Grinnell (Iowa) College. Member, Audit Committee and Nominating and Organizational Planning Committee. Age 58.

     HARVE A. FERRILL. Mr. Ferrill has served as a director of the Company since November 1992. From 1990 until his retirement in 2000, he served as Chairman or President and Chief Executive Officer of Advance Ross Corporation ("Advance Ross"), a wholly owned subsidiary of Cendant, Inc., a membership services company. Advance Ross operates PPC Industries, which designs, manufacturers and installs electrostatic precipitators for industrial pollution control applications. He is also a director of Century Business Services, Inc., a provider of business services to small-and medium-sized companies. Chairman, Audit Committee; member, Compensation and Stock Option Committee. Age 68.

     JOHN E. GOODENOW. Mr. Goodenow has served as a director of the Company since November 1992. He is Chairman of the Board of Goodenow Bancorporation where he served from 1979 to 1995 as President, Chief Executive Officer and a director. Member, Audit Committee and Compensation and Stock Option Committee. Age 66.

     DAVID B. HAWKINS. Mr. Hawkins has served as a director of the Company since November 1986. He served as Vice Chairman, President or Executive Vice President and a director of MAG, a real estate investment company, from 1977 until his retirement in 2000. Member, Nominating and Organizational Planning Committee. Age 66.

     WARREN J. HAYFORD. Mr. Hayford served as President, Chief Operating Officer and a director of the Company from its organization in 1986 through August 1988 and served as Vice Chairman and a director from August 1988 until his retirement as Vice Chairman in 1992. From 1989 until his retirement in

1999, Mr. Hayford served as Chairman and Chief Executive Officer or Vice Chairman and a director of BWAY Corporation (formerly Brockway, Inc.), a manufacturer of metal containers. He continues to serve as a director of both the Company and BWAY, where he also serves as Non-Executive Vice Chairman. Mr. Hayford served from 1989 to 1996 as a director of System Software Associates, Inc., a developer and marketer of business application software packages. Chairman, Nominating and Organizational Planning Committee. Age 72.

     CHARLES S. JOHNSON. Mr. Johnson has served as a director of the Company since August 1997. From 1999 until his retirement in 2000, he served as Executive Vice President of E.I. Dupont de Nemours and Co. He is the former Chairman, President and Chief Executive Officer of Pioneer Hi-Bred International, Inc., an agricultural biotech company, where he held increasingly responsible positions since 1965. He serves on the Board of Directors of the National Policy Association and the Principal Financial Group. He also serves as Chairman of Grand View (Iowa) College and is the former Chairman of the Des Moines Chamber of Commerce. Member, Audit Committee and Compensation and Stock Option Committee. Age 63.

     JERRY W. KOLB. Mr. Kolb has served as a director of the Company since August 1998. Until his retirement in May 1998, he was Vice Chairman of Deloitte & Touche LLP, an international public accounting and consulting firm. He joined the accounting firm in 1957 and served as managing partner of the Chicago office and as Chief Financial and Administrative Officer. Since 1998, Mr. Kolb has been a member of the Supervisory Board of Directors and the Audit and Financial Committee and the Compensation and Stock Option Committee of New Skies Satellites, N.V., a commercial satellite communications company incorporated in the Netherlands. Member, Audit Committee and Compensation and Stock Option Committee. Age 66.

     RALPH L. MacDONALD JR. Mr. MacDonald has served as a director of the Company since May 1994. Mr. MacDonald is a principal of Amelia Investment Corp., a private investment company. Prior thereto, he was a principal of Island Capital Corporation ("Island Capital"), a private investment company. He was formerly Managing Director-Corporate Finance and a member of the Management Committee of Bankers Trust Company and its parent Bankers Trust New York Corporation, which he joined in 1964, and served in various capacities until his resignation in March 1992 to co-found Island Capital. Mr. MacDonald also serves as a director of Hercules, Inc., a specialty chemical concern from 1995 to 2001. Chairman, Compensation and Stock Option Committee; member, Audit Committee. Age 60.

     MARVIN A. POMERANTZ. Mr. Pomerantz has served as Chairman, Chief Executive Officer and a director of the Company since its organization in 1986. Since 1960, Mr. Pomerantz has served as Chairman or President and a director of MAG. From 1980 to 1982, he served as President of the Diversified Group, and later as Executive Vice President of Navistar International Corp., a truck manufacturer. Mr. Pomerantz formerly served as President of the Board of Regents for the state universities in Iowa and formerly served on the Board of Directors of Stone Container Corporation, a manufacturer of packaging products. He has served on the Board of Directors of Wellmark Blue Cross and Blue Shield of Iowa since 1998, Wells Fargo Bank Iowa, N.A. since 1975, and Pure Fishing, a sporting goods manufacturer, since 1976. He also serves on the Board of Directors of the American Forest & Paper Association and as Chairman of the Board of Trustees of the Institute of Paper Sciences and Technology. Age 71.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The following table shows compensation of the Company's chief executive officer and the Company's other executive officers (the "named executive officers") earned for the fiscal years ended September 30, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE


                                                                    OTHER       RESTRICTED                             ALL OTHER
                                                                    ANNUAL        STOCK       OPTIONS/      LTIP     COMPENSATION
       NAME AND                FISCAL      SALARY        BONUS   COMPENSATION     AWARDS        SARs      PAYOUTS
PRINCIPAL POSITION (1)          YEAR         ($)          ($)        ($)          ($)(2)        (#)         ($)      ($)(3)(4)(5)
-----------------------        ------      ------        -----   ------------   ----------    --------    -------    ------------
Marvin A. Pomerantz             2001       881,300         0          0             0             0          0          41,300
(Chairman and Chief             2000       806,300         0          0             0             0          0          38,000
Executive Officer)              1999       750,000         0          0             0             0          0          25,700

Daniel P. Casey                 2001       429,400      186,000       0          282,500          0          0         450,000
(Vice Chairman and Chief        2000       410,300      200,000       0          117,500          0          0          28,800
Financial Officer)              1999       393,300         0          0             0             0          0          14,200

Michael J. Keough,              2001       388,200      160,000       0          500,000          0          0         277,800
(President and Chief            2000       304,600      200,000       0           58,800          0          0          16,300
Operating Officer)

Lawrence G. Rogna               2001       291,200       98,000       0          250,000          0          0         243,600
(Senior Vice President)         2000       278,700      120,000       0           58,800          0          0          18,100
                                1999       266,900         0          0             0             0          0          10,500


(1)  Mr. Keough was elected President and Chief Operating Officer in April 2000.

(2) Restricted shares granted in fiscal 2000 (20,000 to Mr. Casey and 10,000 to each of Messrs. Keough and Rogna) all vest on January 2, 2002. Restricted shares granted in fiscal 2001 (250,000 each to Messrs. Casey and Keough and 125,000 to Mr. Rogna) vest on the fifth anniversary of the grant. The Company does not pay dividends on its Common Stock.

(3) Includes for 2001, 2000 and 1999 employer contributions to the Company's 401(k) Plan on behalf of Messrs. Pomerantz, Casey, Keough and Rogna, of $8,500, $8,500 and $8,000, respectively.

(4) Includes for the applicable years cash payments in lieu of Company contributions which could not be made because of Internal Revenue Code limitations to Mr. Pomerantz of $32,800, $29,500 and $17,700; Mr. Casey of $41,500, $20,300 and $6,200; Mr. Keough of $29,200 and $7,800; and Mr.
     Rogna of $21,500, $9,600 and $2,500, respectively.

(5) Includes cash payment in fiscal 2001 under an employee retention plan initiated in 1998 to Messrs. Casey, Keough and Rogna of $400,000, $240,000 and $213,600, respectively.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     The following table shows beneficial ownership of the Company's Common Stock and warrants to obtain Class A Common Stock as of November 27, 2001 by (i) each holder known by the Company to own beneficially more than 5 percent of the outstanding Common Stock, (ii) each director and executive officer of the Company and (iii) all officers and directors of the Company as a group. The numbers and percentages of Class A Common Stock include Trust Stock held by the Warrant Trustee. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares owned unless otherwise noted. The address of all directors and executive officers is the address of the Company.

                                                                                             WARRANTS TO OBTAIN
                                                               COMMON STOCK                 CLASS A COMMON STOCK
                                                               ------------                 --------------------

                                                                                          NUMBER
                                                         NUMBER         PERCENT OF          OF            PERCENT OF
                                                       OF SHARES       OUTSTANDING*      WARRANTS        OUTSTANDING*
                                                       ---------       ------------      --------        ------------
Marvin A. Pomerantz and MAG (1)                        4,629,942            8.3%             0                --
    4700 Westown Parkway
    West Des Moines, IA  50625
Mellon Bank Corporation (2)                            3,808,617            6.8              0                --
    One Mellon Bank Center
    Pittsburgh, PA  15258
Warren J. Hayford (3)                                  1,189,683            2.1              0                --
Daniel P. Casey (4)                                      568,110            1.0              0                --
Mary Sue Coleman                                          17,009            --               0                --
Harve A. Ferrill                                          39,001            --               0                --
John E. Goodenow (5)                                      56,501            --               0                --
David B. Hawkins                                          16,001            --               0                --
Charles S. Johnson                                        14,001            --               0                --
Jerry W. Kolb                                             17,001            --               0
Ralph L. MacDonald Jr.                                    54,001            --               0                --
Michael J. Keough                                        493,570            --               0                --
Lawrence G. Rogna (6)                                    297,000            --               0                --
All directors and executive officers                   7,371,820           13.1              0                --
as a group (12 persons) (7)

*    Percentages less than 1 percent have been omitted.

(1) Mr. Pomerantz, his wife and trusts for the benefit of their children own MAG. Mr. Pomerantz does not own directly any of these shares except for 40,000 shares held in his own name. Mr. Pomerantz disclaims beneficial ownership of shares held by MAG and attributable to his wife and the trusts.

(2) Shares shown as beneficially owned by Mellon Bank Corporation ("Mellon Bank") are based on a Schedule 13G filed on January 23, 2001. Mellon Bank has sole power to vote or direct the vote of 3,402,617 shares and shared power to vote or direct the vote of 311,700 shares and has sole power to dispose or direct the disposition of 3,791,317 shares and shared power to dispose or direct the disposition of 17,300 shares.

(3) Shares shown as beneficially owned by Mr. Hayford include 218,496 owned directly by his wife and 74,000 owned directly by a charitable family foundation. Mr. Hayford disclaims beneficial ownership of such shares.

(4) Shares shown as beneficially owned by Mr. Casey include 12,360 owned directly by his wife and 28,500 owned directly by his children. Mr. Casey disclaims beneficial ownership of such shares.

(5) Shares shown as beneficially owned by Mr. Goodenow include 1,000 owned directly by his wife and 20,000 owned directly by Goodenow Bancorporation, a family-owned corporation. Mr. Goodenow disclaims beneficial ownership of such shares.

(6) Shares shown as beneficially owned by Mr. Rogna include 3,000 owned directly by his wife and 40,000 owned directly by a trust. Mr. Rogna disclaims beneficial ownership of such shares.

(7) The number and percentage of shares owned by the named individuals and group include 425,008 shares subject to stock options exercisable currently or within 60 days of November 27, 2001 even though the exercise price of each of these stock options was greater than the last reported sales price of the Company's common stock on such date.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     MAG and certain of its subsidiaries provided office space and professional, administrative, aviation and clerical services to the Company during fiscal 2001 at a cost of approximately $176,000. Fees for these services are determined on the basis of costs incurred and the fair market value of the office space. The Company expects MAG and such subsidiaries to provide office space and such services to the Company in the future.

     The Company has entered into agreements with certain of its stockholders which provide such stockholders with the right in certain circumstances to require the Company to register, at the Company's expense, the shares of Common Stock owned by them under the Securities Act of 1933, as amended.

     The Company has entered into employment agreements with Messrs. Pomerantz, Casey, Keough and Rogna.

PART 4
--------------------------------------------------------------------------------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
  a. Financial Statement Schedule. The following Financial Statement Schedule is filed with this Annual Report on Form 10-K on the pages indicated:

  Description                                                        Page
  -----------------------------------------------------------------------
  II.  Valuation and Qualifying Accounts and Reserves                 64

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



                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

                        Number and Description of Exhibit

2.1(b) Agreement and Plan of Merger by and among the Registrant and Temple-Inland Inc. and Temple-Inland Acquisition Corporation dated September 27, 2001

2.2(b) Amendment No. 1 to the Agreement and Plan of Merger by and among the Registrant and Temple-Inland Inc. and Temple-Inland Acquisition Corporation dated November 30, 2001

3.1(a) Amended and Restated Certificate of Incorporation of the Registrant, as of July 21, 1995, incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1995 filed under the Securities Exchange Act of 1934, as amended (the June 30, 1995 Form 10-Q)

3.2(a) Amended and Restated Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 5, 1995 under the Securities Act of 1934, as amended (the July 5, 1995 Form 8-K)

4.1(b) Amendment No. 3 to the Credit Agreement dated as of October 2, 2001 by and among the Registrant and Bankers Trust Company as agent, and various lending institutions

4.2(b) Amendment No. 4 to the Credit Agreement dated as of December 10, 2001 by and among the Registrant and Bankers Trust Company as agent, and various lending institutions

----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


4.3(a) Amendment No. 1 to the Credit Agreement dated as of February 16, 1999 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the December 31, 1998 Form 10-Q

4.4(a) Amendment No. 2 to the Credit Agreement dated as of August 4, 2000 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions incorporated by reference to Exhibit 4.2 of the June 30, 2000 Form 10-Q

4.5(a) Amended and Restated Revolving Credit Agreement dated as of August 16, 2000 among Gaylord Receivable Corporation as the Borrower, various Financial Institutions as the lenders, Bankers Trust Company as Facility Agent, and LaSalle Bank National Association as the collateral Agent incorporated by reference to Exhibit 4.3 of the September 30, 2000 Form 10-K

4.6(a) Securities Purchase Agreement, dated as of February 13, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc. and NationsBanc Montgomery Securities LLC, as Initial Purchasers, incorporated by reference to Exhibit 4.27 of the Company's Registration Statement on Form S-4 (No. 333-48495) filed under the Securities Act of 1933 as amended (the 1998 Debt Registration Statement)

4.7(a) Indenture dated February 23, 1998, among the Company and State Street Bank and Trust Company, as Trustee (including the forms of Series A and Series B 9 3/8% Senior Notes), incorporated by reference to
          Exhibit 4.28 of the 1998 Debt Registration Statement

4.8(a) Registration Rights Agreement dated as of February 23, 1998 among the Company, and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc, Salomon Brothers Inc. and NationsBanc Montgomery Securities LLC, with respect to the 9 3/8% Senior Notes due 2007, incorporated by reference to Exhibit 4.29 of the 1998 Debt Registration Statement

4.9(a) Indenture, dated as of February 23, 1998, among the Company and Chase Bank of Texas National Association with respect to the 9 7/8% Senior Subordinated Notes due 2008 (including the forms of Series A and Series B 9 7/8% Senior Subordinated Notes due 2008), incorporated by reference to Exhibit 4.30 of the 1998 Debt Registration Statement

4.10(a) Registration Rights Agreement, dated as of February 23, 1998, among the Company and BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Bear Stearns & Co. Inc., Salomon Brothers Inc. and NationsBanc Montgomery Securities LLC, with respect to the 9 7/8% Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.31 of the 1998 Debt Registration Statement

4.11(a) Credit Agreement dated as of June 19, 1998 by and between the Registrant and Bankers Trust Company as agent, and various lending institutions, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (No. 1-9915) for the quarter ended June 30, 1998 filed under the Securities Exchange Act of 1934, as amended

----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


4.12(a) Indenture dated as of June 12, 1997, among the Company and State Street Bank and Trust Company, as successor to Fleet National Bank, as Trustee, (including the forms of Series A and Series B 9 3/4% Senior Notes), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (the 1997 Debt Registration Statement)

4.13(a) Registration Rights Agreement dated as of June 5, 1997 among the Company, BT Securities Corporation, Bear Stearns & Co. Inc. and Salomon Brothers Inc, incorporated by reference to Exhibit 4.7 of the 1997 Debt Registration Statement

4.14(a) Series 2000-1 A-RI Supplemental Issuance Agreement dated as of August 16, 2000 by and between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company, as Trustee incorporated by reference to Exhibit 4.12 of the September 30, 2000 Form 10-K

4.15(a) Amendment No. 1 to Receivables Purchase Agreement dated as of November 7, 1996 between the Company and Gaylord Receivables Corporation, incorporated by reference to Exhibit 3.16 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended (the 1996 Form 10-K)

4.16(a) Amended and Restated Security Agreement dated as of August 16, 2000 between Gaylord Receivables Corporation, the financial institutions signatory thereto and LaSalle Bank National Association as Collateral Agent incorporated by reference to Exhibit 4.14 of the September 30, 2000 Form 10-K

4.17(a) Rights Agreement, dated June 12, 1995, between the Registrant and Harris Trust and Savings Bank as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, attached thereto, as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the July 5, 1995 Form 8-K

4.18(a) Subscription and Stockholder Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1993, filed under the Securities Exchange Act of 1934, as amended (the 1993 Form 10-K)

4.19(a) Receivables Purchase Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.14 of the 1993 Form 10-K

4.20(a) Gaylord Receivables Master Pooling and Servicing Agreement dated as of September 24, 1993 between the Registrant and Gaylord Receivables Corporation, incorporated by reference to Exhibit 4.15 of the 1993 Form 10-K

----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


4.21(a) Amendment No. 4 to the Pooling and Servicing Agreement dated as of August 16, 2000 between the Registrant, Gaylord Receivables Corporation and Manufacturers and Traders Trust Company as the Trustee 4.20(b) Amendment No. 4 to the Receivables Purchase Agreement dated as of August 16, 2000 between the Registrant and Gaylord Receivables Corporation incorporated by reference to Exhibit 4.19 of the September 30, 2000 Form 10-K

4.22(a) Amendment No. 4 to the Receivables Purchase Agreement dated as of August 16, 2000 between the Registrant and Gaylord Receivables Corporation incorporated by reference to Exhibit 4.20 of the September 30, 2000 Form 10-K

4.23(a) Specimen Certificate for the Class A Common Stock, par value $0.0001 per share, of the Registrant, incorporated by reference to Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on October 30, 1992 under the Securities Exchange Act of 1934, as amended (October 30, 1992 Form 8-K)

4.24(a) Warrant Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Registrant's Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.3 of the October 30, 1992 Form 8-K

4.25(a) Specimen Certificate for the Redeemable Exchangeable Warrants of the Registrant, incorporated by reference to Exhibit 4.6 of the October 30, 1992 Form 8-K

4.26(a) Trust Agreement between the Registrant and Harris Trust and Savings Bank, as Warrant Agent, relating to the Class A Common Stock obtainable upon exercise of the Redeemable Exchangeable Warrants, incorporated by reference to Exhibit 4.4 of the October 30, 1992 Form 8-K

10.1(b)   Employment Letter Agreement by and between the Registrant and Daniel
          P. Casey, dated December 20, 2000

10.2(b)   Employment Letter Agreement by and between the Registrant and Michael
          J. Keough, dated December 20, 2000

10.3(b)   Employment Letter Agreement by and between the Registrant and Lawrence
          G. Rogna, dated December 20, 2000

10.4(b) Severance Compensation Agreement between the Registrant and Daniel P. Casey dated November 27, 2000

10.5(b) Severance Compensation Agreement between the Registrant and Michael J. Keough dated November 27, 2000

10.6(b)   Severance Compensation Agreement between the Registrant and Lawrence
          G. Rogna dated November 27, 2000

10.7(b) Stock Option Agreement by the Registrant and Temple-Inland Inc. dated September 27, 2001

10.8(b) Amendment No. 1 to the Stock Option Agreement by the Registrant and Temple-Inland Inc. dated November 30, 2001

----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


10.9(a) Amendment No. 2 to Employment Agreement between the Registrant and Warren J. Hayford dated March 1, 2000, incorporated by reference to
          Exhibit 10.1 of the 2000 Form 10-K

10.10(a) Amendment No. 1 to Employment Agreement between the Registrant and Marvin A. Pomerantz dated March 1, 2000, incorporated by reference to
          Exhibit 10.2 of the 2000 Form 10-K

10.11(a) Amended and Restated Supplemental Executive Retirement Plan, dated as of March 1, 2000, incorporated by reference to Exhibit 10.3 of the 2000 Form 10-K

10.12(a) Gaylord Container Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K (No. 1-9915) for the year ended September 30, 1995, filed under the Securities Exchange Act of 1934, as amended

10.13(a) Amendment No. 1 to the Gaylord Container Corporation 1991 Severance Compensation Agreement and the Gaylord Container Corporation 1991 Severance Compensation Agreement between the Registrant and certain Executives dated April 15, 1991, incorporated by reference to
          Exhibit 10.5 of the 2000 Form 10-K

10.14(a) Amendment No. 1 to the Gaylord Container Corporation 1997 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 4.5 of the Registrant's Form S-8 Registration Statement under the Securities Act of 1933, filed with the Securities and Exchange Commission on April 6, 2000

10.15(a) Securities Purchase Agreement dated as of October 28, 1999 by and between the Registrant and Stone Container Corporation as incorporated by reference to Exhibit 10.1 of the 1999 Form 10-K

10.16(a) Amended and Restated Supply Agreement as of October 28, 1999 by and among Stone Container Corporation, S&G Packaging Company, L.L.C. and the Registrant incorporated by reference to Exhibit 10.2 of the 1999 Form 10-K

10.17(a) Patent, Trademark and Trade Secret Assignment as of October 28, 1999 by and between Stone Container Corporation and S&G Packaging Company, L.L.C. incorporated by reference to Exhibit 10.3 of the 1999 Form 10-K

10.18(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc., amending the Bogalusa Roundwood Supply and Cutting Rights Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(e) of the Registrant's Proxy Statement - Prospectus on Form S-4 (No. 33-41799) as amended, filed under the Securities Act of 1933, as amended (the 1991 Proxy Statement
          - Prospectus)

10.19(a) Letters dated March 1, 1991 and March 19, 1991 between the Registrant and Cavenham Forest Industries, Inc. amending the Bogalusa Wood Chip Supply Agreement dated as of March 28, 1986, incorporated by reference to Exhibit 10(i) of the 1991 Proxy Statement - Prospectus

10.20(a) Stockholder Agreement by and among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1 (No. 33-21227), as amended, filed under the Securities Act of 1933, as amended (the 1988 Debt Registration Statement)

----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


10.21(a) Agreement among the Registrant and the Persons listed on the signature pages thereto dated as of June 1, 1988, incorporated by reference to
          Exhibit 10.23 of the 1988 Debt Registration Statement

10.22(a) Bogalusa Hog Fuel Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (No. 33-13455), as amended, filed under the Securities Act of 1933, as amended (the 1986 Debt Registration Statement)

10.23(a) Bogalusa Hog Fuel Supply Agreement (St. Francisville) by and between the Registrant and Crown Zellerbach Corporation dated as of March 31, 1986, incorporated by reference to Exhibit 10.9 of the 1986 Debt Registration Statement

10.24(a) Bogalusa Sawmill Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.11 of the 1986 Debt Registration Statement

10.25(a) Bogalusa Timberland Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.12 of the 1986 Debt Registration Statement

10.26(a) Transfer and Assumption Agreement by and between the Registrant and Gaylord Container Limited dated as of November 17, 1986, incorporated by reference to Exhibit 10.16 of the 1986 Debt Registration Statement

10.27(a) Undertaking by and between the Registrant and Crown Zellerbach Corporation dated as of May 2, 1986, incorporated by reference to
          Exhibit 10.17 of the 1986 Debt Registration Statement


----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


10.28(a) Bogalusa Roundwood Supply and Cutting Rights Agreement by and between the Registrant and Cavenham Forest Industries, Inc. dated as of March 28, 1986, incorporated by reference to Exhibit 10.10 of the 1986 Debt Registration Statement

10.29(a) Bogalusa Wood Chip Supply Agreement by and between the Registrant and Cavenham Forest Industries, Inc., dated as of March 28, 1986, incorporated by reference to Exhibit 10.13 of the 1986 Debt Registration Statement

10.30(a) Indemnification Agreement by and between the Registrant, Crown Zellerbach Corporation and Cavenham Forest Industries, Inc. dated as of November 17, 1986 regarding Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.15 of the 1986 Debt Registration Statement

10.31(a) Transaction Agreement by and between James River Corporation of Virginia and Crown Zellerbach Corporation dated as of December 14, 1985, incorporated by reference to Exhibit 10.18 of the 1986 Debt Registration Statement

10.32(a) Power Purchase Agreement by and between Pacific Gas & Electric Company and Crown Zellerbach Corporation dated as of December 29, 1982, incorporated by reference to Exhibit 10.14 of the 1986 Debt Registration Statement

10.33(a) Gaylord Container Corporation Supplemental Executive Retirement Plan as amended dated November 4, 1998, incorporated by reference to
          Exhibit 10.18 of the 1998 Form 10-K

10.34(a)  Employment Letter Agreement by and between the Registrant and Daniel
          P. Casey, dated November 18, 1998, incorporated by reference to
          Exhibit 10.19 of the 1998 Form 10-K

10.35(a) Employment Letter Agreement by and between the Registrant and Dale E. Stahl, dated November 18, 1998, incorporated by reference to Exhibit
          10.20 of the 1998 Form 10-K

10.36(a)  Employment Letter Agreement by and between the Registrant and Lawrence
          G. Rogna, dated November 18, 1998, incorporated by reference to
          Exhibit 10.21 of the 1998 Form 10-K

10.37(a) Gaylord Container Corporation 1997 Long-Term Incentive Equity Plan, incorporated by reference to Exhibit 28.1 of the Registrant Registration Statement on Form S-8 (No. 333-39809) filed under the Securities Act of 1933, as amended

10.38(a) Description of Gaylord Container Corporation Management Incentive Plan, incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended (Amendment No. 3 to the 1997 Debt Registration Statement)

10.39(a) Gaylord Container Corporation Supplemental Retirement Plan, incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the 1997 Debt Registration Statement

----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

                        Number and Description of Exhibit


10.40(a) Employment Agreement by and between the Company and Marvin A. Pomerantz dated June 1, 1997, incorporated by reference to Exhibit
          10.18 of the 1997 Debt Registration Statement

10.41(a) Gaylord Container Corporation Shareholder Value Plan, incorporated by reference to Exhibit A of the Company's Proxy Statement for its 1994 Annual meeting held December 10, 1993

10.42(a) Stock Retention Agreement dated June 25, 1992 between the Registrant and Mid-America Group, Ltd., incorporated by reference to Exhibit 10(nn) of the 1991 Proxy Statement - Prospectus

10.43(a) Amendment No. 1 to Employment Agreement between the Registrant and Warren J. Hayford dated February 8, 1989, incorporated by reference to
          Exhibit 10.26 of the 1989 Debt Registration Statement

10.44(a) Gaylord Container Corporation 1989 Long-Term Incentive Plan, incorporated by reference to Exhibit 28.1 of the Registrant's Registration Statement on Form S-8 (No. 33-33977) filed under the Securities Act of 1933, as amended

10.45(a) Employment Agreement by and between the Registrant and Warren J. Hayford dated as of May 18, 1988, incorporated by reference to Exhibit
          10.2 of the 1988 Debt Registration Statement

10.46(a) Gaylord Container Corporation 1987 Key Employee Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-25675) filed under the Securities Act of 1933, as amended

10.47(a) Gaylord Container Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 28 of the Registrant's Registration Statement on Form S-8 (No. 33-33871) filed under the Securities Act of 1933, as amended

21.1(a)   Subsidiaries of the Registrant, incorporated by reference to Exhibit
          21.1 of the Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-30423) filed under the Securities Act of 1933, as amended

23.1(b)   Consent of Deloitte & Touche LLP

24.1(b)   Power of Attorney



----------------------
(a)  Incorporated by reference
(b)  Filed with this Form 10-K Report.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         Additions    Additions
                                             Balance at  charged to   charged to                  Balance
                                             beginning   costs and      other                    at end of
IN MILLIONS                                   of year     expenses     accounts   Deductions        Year
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED SEPTEMBER 30, 1999:
Allowance for accounts receivable              $ 6.4       $ 9.0        $  -         $(8.7)        $ 6.7
-----------------------------------------------------------------------------------------------------------

Reserves - asset write-down                    $ 6.8       $  -         $(0.8)       $(3.8)        $ 2.2
-----------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments          $ 0.7       $  -         $  -         $(0.1)        $ 0.6
-----------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
    restructuring costs                        $ 0.7       $  -         $  -         $(0.5)        $ 0.2
-----------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
    adjustments - accrued restructuring
    costs                                      $ 0.9       $ 0.1        $  -         $  -          $ 1.0
-----------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED SEPTEMBER 30, 2000:
Allowance for accounts receivable              $ 6.7       $10.3        $(0.2)       $(9.0)        $ 7.8
-----------------------------------------------------------------------------------------------------------

Reserves - asset write-down                    $ 2.2       $  -         $(0.2)       $(1.9)        $ 0.1
-----------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments          $ 0.6       $  -         $  -         $(0.4)        $ 0.2
-----------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
    restructuring costs                        $ 0.2       $ 1.0        $ 1.7        $(2.7)        $ 0.2
-----------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
    adjustments - accrued restructuring
    costs                                      $ 1.0       $ 0.2        $  -         $(0.8)        $ 0.4
-----------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED SEPTEMBER 30, 2001:
Allowance for accounts receivable              $ 7.8       $16.0        $  -         $(15.7)       $ 8.1
-----------------------------------------------------------------------------------------------------------

Reserves - asset write-down                    $ 0.1       $  -         $  -         $(0.1)        $  -
-----------------------------------------------------------------------------------------------------------

Reserves - allowance for abandonments          $ 0.2       $  -         $ 0.3        $(0.3)        $ 0.2
-----------------------------------------------------------------------------------------------------------

Reserves - purchase adjustments-accrued
    restructuring costs                        $ 0.2       $ 0.1        $  -         $(0.3)        $  -
-----------------------------------------------------------------------------------------------------------

Reserves long-term - purchase
    adjustments - accrued restructuring
    costs                                      $ 0.4       $ 0.5        $  -         $(0.9)        $  -
-----------------------------------------------------------------------------------------------------------

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December, 2001.
                                         Gaylord Container Corporation

                                         /s/ Marvin A. Pomerantz
                                         ---------------------------------------
                                         Marvin A. Pomerantz
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of December, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                                                  TITLE


/s/ Marvin A. Pomerantz           Chairman, Chief Executive Officer and Director
--------------------------                         (Principal Executive Officer)
Marvin A. Pomerantz


/s/ Daniel P. Casey                                   Vice Chairman and Director
--------------------------                         (Principal Financial Officer)
Daniel P. Casey


/s/ Jeffrey B. Park                                      Vice President, Finance
--------------------------                        (Principal Accounting Officer)
Jeffrey B. Park


/s/ Mary Sue Coleman                                                    Director
--------------------------
Mary Sue Coleman*


/s/ Harve A. Ferrill                                                    Director
--------------------------
Harve A. Ferrill*


/s/ John E. Goodenow                                                    Director
--------------------------
John E. Goodenow*


/s/ David B. Hawkins                                                    Director
--------------------------
David B. Hawkins*


/s/ Warren J. Hayford                                                   Director
--------------------------
Warren J. Hayford*


/s/ Charles S. Johnson                                                  Director
--------------------------
Charles S. Johnson*


/s/ Jerry W. Kolb                                                       Director
--------------------------
Jerry W. Kolb*


/s/ Ralph L. MacDonald Jr.                                              Director
--------------------------
Ralph L. MacDonald Jr.*



* By Daniel P. Casey, Attorney-in-fact