Form 10-Q
period 2001-12-31
GAYLORD CONTAINER CORP /DE/
filed 2002-02-14
CIK 812700

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                              ---    ---
         As of January 31, 2002, the registrant had outstanding 56,016,572 shares of its $0.0001 par value Class A Common Stock (including 230,479 shares held in trust for the benefit of the warrant holders) and 230,479 redeemable exchangeable warrants to obtain Class A Common Stock.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                    NUMBERS
Item 1.  Financial Statements                                     1  - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            11 - 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          18

Item 2.  Changes in Securities                                      18

Item 3.  Defaults Upon Senior Securities                            18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                    18

Item 5.  Other Information                                          18

Item 6.  Exhibits and Reports on Form 8-K                           18


SIGNATURES                                                          19


GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

                                                                                     DECEMBER 31,         SEPTEMBER 30,
$ in millions, except per share data                                                     2001                 2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and equivalents                                                               $      5.8        $      9.2
   Trade receivables (less allowances of $8.3 and
       $8.1, respectively)                                                                 117.7             138.6
   Inventories (Note 2)                                                                    100.0              84.1
   Other current assets                                                                     23.1              31.7
                                                                                      ----------        ----------
     Total current assets                                                                  246.6             263.6
                                                                                      ----------        ----------
Property, plant and equipment                                                            1,138.4           1,135.1
Less accumulated depreciation                                                             (608.2)           (595.7)
                                                                                      ----------        ----------
   Property - net                                                                          530.2             539.4
Deferred income taxes                                                                      171.2             165.9
Other assets                                                                                40.3              47.0
                                                                                      ----------        ----------
Total                                                                                 $    988.3        $  1,015.9
                                                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term debt
             (Notes 5 and 7)                                                          $    105.3        $     23.4
   Trade payables                                                                           40.9              45.1
   Accrued interest payable                                                                 11.9              15.7
   Accrued and other liabilities                                                            40.2              56.8
                                                                                      ----------        ----------
     Total current liabilities                                                             198.3             141.0
                                                                                      ----------        ----------
Long-term debt (Note 5 and 7)                                                              861.9             936.5
Other long-term liabilities                                                                 50.0              52.8
Commitments and contingencies (Note 3)                                                        --                --
Stockholders' deficit
   Class A common stock-par value, $0.0001 per share; authorized 125,000,000 shares; issued 57,149,694 shares and 57,165,694 shares, respectively, and outstanding 56,002,205 shares and 55,980,272 shares,
    respectively (Note 7)                                                                     --                --
   Capital in excess of par value                                                          180.5             180.3
   Accumulated deficit                                                                    (292.3)           (283.5)
   Common stock in treasury - at cost;
    1,147,489 shares and 1,185,422 shares,
    respectively                                                                            (8.5)             (8.8)
   Accumulated other comprehensive loss:
    Unrealized holding loss                                                                 (0.3)             (1.1)
    Minimum pension liability                                                               (1.3)             (1.3)
                                                                                      ----------        ----------
     Total stockholders' deficit                                                          (121.9)           (114.4)
                                                                                      ----------        ----------
Total                                                                                 $    988.3        $  1,015.9
                                                                                      ==========        ==========


See notes to condensed consolidated financial statements

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
In millions, except per share data                                        2001                  2000
-------------------------------------------------------------------------------------------------------
Net sales                                                            $   243.2                $   295.1
Cost of goods sold                                                       215.1                    243.8
                                                                     ---------                ---------
   Gross margin                                                           28.1                     51.3
Selling and administrative costs                                         (24.5)                   (27.1)
                                                                     ---------                ---------
   Operating earnings                                                      3.6                     24.2
Interest expense - net                                                   (21.1)                   (22.4)
Other income - net (Note 6)                                                3.1                      0.7
                                                                     ---------                ---------
   Income (loss) before taxes and accounting change                      (14.4)                     2.5
Income tax benefit (expense)                                               5.8                     (1.0)
                                                                     ---------                ---------
Income (loss) before accounting change                                    (8.6)                     1.5
Accounting change (Note 4)                                                --                        0.1
                                                                     ---------                ---------
   Net income (loss)                                                      (8.6)                     1.6
                                                                     ---------                ---------
Other comprehensive income, net of tax                                     0.8                     --
                                                                     ---------                ---------
   Comprehensive income (loss)                                       $    (7.8)               $     1.6
                                                                     =========                =========

ACCUMULATED DEFICIT:
  Beginning of Period                                                $  (283.5)
  Net loss                                                                (8.6)
  Excess of cost over issuance price of
    treasury stock                                                        (0.2)
                                                                     ---------
  End of Period                                                      $  (292.3)
                                                                     =========

INCOME (LOSS) PER COMMON SHARE
  Basic                                                              $    (0.15)              $     0.03
                                                                     ==========               ==========
  Diluted                                                            $    (0.15)              $     0.03
                                                                     ==========               ==========

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS

BASIC:
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               56.0                     54.9

DILUTED:
  EFFECT OF DILUTIVE SECURITIES:
     Employee and director stock options                                      -                        -
                                                                     ----------               ----------

Weighted average common and common
  share equivalents                                                        56.0                     54.9
                                                                     ==========              ===========


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                  THREE MONTHS ENDED DECEMBER 31,
In millions                                                         2001                    2000
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:

Net income (loss)                                                 $  (8.6)                 $   1.6
Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization                                    13.8                     13.7
    Deferred tax (benefit) expense                                   (5.8)                     1.0
    Net gain on sale of equity investment                            (2.9)                      --
    Change in current assets and liabilities,
      excluding acquisitions and dispositions                        (9.7)                   (23.4)
    Other - net                                                      (2.9)                    (1.0)
                                                                  -------                  -------
Net cash used in operations                                         (16.1)                    (8.1)
                                                                  -------                  -------
CASH FLOWS FROM INVESTMENTS:
  Capital expenditures                                               (3.2)                    (7.0)
  Capitalized interest                                               (0.1)                    (0.2)
  Proceeds from asset sales                                          10.0                      2.4
  Other investments - net                                            (0.1)                    (0.1)
                                                                  -------                  -------
Net cash provided by (used in) investments                            6.6                     (4.9)
                                                                  -------                  -------

CASH FLOWS FROM FINANCING:
  Senior debt repayments                                            (11.3)                    (1.9)
  Revolving credit agreement borrowings - net                        18.6                     20.0
  Other-net                                                          (1.2)                      --
                                                                  -------                  -------
Net cash provided by financing                                        6.1                     18.1
                                                                  -------                  -------
Net increase (decrease) in cash and equivalents                      (3.4)                     5.1
Cash and equivalents, beginning of period                             9.2                      0.7
                                                                  -------                  -------
Cash and equivalents, end of period                               $   5.8                  $   5.8
                                                                  =======                  =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest expense                                    $  23.9                  $  25.6
Cash paid for income taxes                                        $   0.1                  $   0.1


See notes to condensed consolidated financial statements.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments and accruals necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three months ended December 31, 2001 and 2000, including all the accounts of Gaylord Container Corporation (including its subsidiaries, the Company), and are in conformity with Securities and Exchange Commission Rule 10-01 of Regulation S-X. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto on Form 10-K for the fiscal year ended September 30, 2001.

Pending Accounting Standards--In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets", which establishes accounting and reporting for goodwill and other intangible assets. The Company will adopt this statement in fiscal 2003 and does not expect the adoption will have a material impact on its results of operations or financial position.

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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

2. INVENTORIES

Inventories consist of:

                                             DECEMBER 31,          September 30,
                                            ------------------------------------
In millions                                   2001                     2001
--------------------------------------------------------------------------------
Finished products                           $   21.4                  $  21.9
In process                                      67.7                     51.0
Raw materials                                    8.9                      9.6
Supplies                                        15.6                     16.0
                                            --------                  -------
                                               113.6                     98.5
LIFO valuation adjustment                      (13.6)                   (14.4)
                                            --------                  -------
  Total                                     $  100.0                  $  84.1
                                            ========                  =======


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

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

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

The Company and Gaylord Chemical Corporation filed suits seeking a declaratory judgment of insurance coverage for claims arising from the October 23, 1995 accident. The coverage action against the liability insurers was tried to a judge in December 1998, and on February 25, 1999, the trial court issued an opinion holding that the Company and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine policies that were at issue. The judge held that language in one policy excluded coverage. The Louisiana Court of Appeal affirmed the trial court's finding that coverage was afforded by eight of the nine carriers and reversed the trial court's finding that the ninth carrier's policy did not provide coverage. Following denial of the writ, the Company and Gaylord Chemical Corporation had in excess of $125 million in insurance coverage for the October 23, 1995, accident. The insurers appealed the decision of the Court of Appeal to the Louisiana Supreme Court, and on December 7, 2001 the Louisiana Supreme Court denied the insurers' application for writ of certiorari to review the Court of Appeals decision. The Supreme Court also denied the insurers' motion to reconsider denial of the writ.

On May 4, 2001, the Company and Gaylord Chemical Corporation agreed in principle to settle all claims arising out of the October 23, 1995 explosion. In exchange for payments by its primary insurance carrier and the first five excess layers of coverage and assignment of the Company's insurance coverage action against the remaining carriers, the Company and Gaylord Chemical Corporation will receive full releases and/or dismissals of all claims for damages, including punitive damages. Neither

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES the Company nor Gaylord Chemical Corporation contributed to the settlement. The settlement agreement was fully executed on September 14, 2001, and all settlement funds have been deposited in escrow. A hearing for preliminary approval of the settlement will be scheduled by the Spring of 2002.

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

On October 1, 2001, two hedge funds filed a putative class action seeking to enjoin the Temple-Inland Inc. (Temple-Inland) tender offers (see Note 7) on the ground that the Company had breached fiduciary duties allegedly owed to plaintiffs. Plaintiffs also contend that trustees for the Company's two senior note issues violated the Trust Indenture Act and that Temple-Inland's tender offers are coercive. The lawsuit, pending in Federal District Court in New York, names the Company, Temple-Inland and the trustees for the Company's 9 3/4% senior notes and 9 3/8% senior notes. As of October 5, 2001, plaintiffs together owned $500,000 principal amount of the 9 3/4% senior notes and a short position on 212,200 shares of the Company's stock, both purchased shortly before the tender offers were announced.

On October 11, 2001, Temple-Inland agreed to extend the consent payment date for the note tender offer until the expiration date for the offer. The parties subsequently agreed that any discovery and a hearing on plaintiffs' claims would be completed in 12 days following a new announcement, if any, of any revised tender offer by Temple-Inland. Temple-Inland announced a new tender offer on December 3, 2002, and the parties then agreed that in view of the materially revised terms, to delay the Company's obligation to answer or otherwise move against the complaint until after expiration of the new tender offer. On January 7, 2002 the new tender offer expired and the original merger agreement was terminated. On January 21, 2002, Temple-Inland announced a new tender offer that, unless extended, expires on February 19, 2002. The Company has until February 20, 2002 to answer or otherwise plead to the complaint.

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

On February 6, 2002, plaintiffs filed a motion for a temporary restraining order requesting that Temple-Inland be: (i) restrained from distributing an amount not in excess of $3 million (inclusive of expenses) of the tender offer payment for the 9 3/4% senior notes and the 9 3/8% senior notes as security against plaintiff's counsel's contested fees; and (ii) ordered to deposit $3 million in an interest-bearing escrow account pending resolution of the fee request.

The Company believes the outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4. ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income net of taxes of $0.1 million.

5. LONG-TERM DEBT

Over the next twelve months, the Company will be required to repay approximately $5 million of non-bank debt and reduce commitments and or repay bank credit agreement debt by $20 million on or before March 31, 2002, and by an additional $100 million on or before December 31, 2002. The Company anticipates that it will fund these repayments with cash from operations, borrowings under its credit agreements and the proceeds from the sale of assets. If the Company is unable to generate the required cash from these sources it will be required to seek modifications to or refinance its bank credit agreement. There are no assurances that either of these alternatives can be implemented successfully.

Under the terms of its bank credit agreement the Company is required to meet financial performance covenants including minimum levels of EBITDA, as defined, and interest coverage ratios each quarter based upon the latest twelve months results. Based on current prices for converted and primary products (including the impact of the December decline in published prices), raw materials and energy (including current natural gas commitments), and assuming maintenance levels of capital spending, no material increase in required working capital and the successful implementation of a cost reduction program, the Company believes that it will comply with its financial covenants and that cash provided by operations, borrowings available under its credit agreements and asset sales, will provide adequate

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES liquidity to meet debt service obligations and other liquidity requirements up to March 31, 2003. Unless there is price improvement by then, the Company will need to renegotiate or refinance its bank credit agreement. In the event that product prices decline further and/or projected sales volumes are not achieved, the Company will be required to renegotiate its bank agreement covenants and will likely require an additional infusion of liquidity through asset sales and/or expansion of its bank credit lines. There are no assurances that either of these alternatives can be implemented successfully. The Company will be required to refinance its bank credit agreement debt by June 2003 when it matures. At December 31, 2001, the bank credit agreement contained $241 million of borrowing commitments to the Company, of which approximately $203 million including $10 million of standby letters of credit were outstanding and approximately $38.8 million of credit available under the revolving portion of its credit agreements of which $17.5 million was restricted in its availability.

6.   SALE OF INTEREST IN JOINT VENTURE

Other income - net includes a $2.9 million pretax gain from the sale of a 50 percent interest in a joint venture that produced corrugated sheets and corrugated containers in Mexico.

7.   SUBSEQUENT EVENT

On January 21, 2002, the Company and Temple-Inland Inc. announced the signing of a new definitive merger agreement (Merger Agreement) which expires on March 15, 2002. Temple-Inland's previously announced tender offers and merger agreement to acquire the Company were allowed to expire on January 7, 2002, because an insufficient amount of notes were tendered to satisfy the minimum note condition applicable to the offers. If all conditions to the new Merger Agreement are satisfied, the Company and Temple-Inland would be merged (Merger). Pursuant to the Merger Agreement, Temple-Inland extended cross-conditional tender offers for all of the Company's outstanding shares of stock and senior and senior subordinated notes (collectively, the Notes). Consummation of the Merger is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of the Company's stock being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions.

The tender offers for the outstanding shares of the Company and for the Notes are scheduled to expire on February 19, 2002 but may be extended by Temple-Inland under certain conditions. If the

GAYLORD CONTAINER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONCLUDED

offers are accepted, each holder of common stock will receive $1.17 per share. Holders of the 9 3/8% senior notes due 2007 and the 9 3/4% senior notes due 2007 will receive $900 per $1,000 principal amount and holders of the 9 7/8% senior subordinated notes due 2008 will receive $400 per $1,000 principal amount.

On January 31, 2002, Temple-Inland announced that: it had received tenders and consents from at least a majority in principal amount of each series of notes; the withdrawal deadline with respect to the Notes offer had passed; and Notes that have been tendered or may be tendered may not be withdrawn. If the Merger is consummated, supplemental indentures, executed by the Company, governing each issue of the notes will become operative, which eliminate substantially all of the restrictive covenants, including change in control provisions. For further information, see the Company's Schedule 14D-9, dated January 21, 2002 and as subsequently amended.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2002 COMPARED WITH FIRST QUARTER OF FISCAL 2001

Net sales for the first quarter of fiscal 2002 were $243.2 million compared to net sales of $295.1 million for the first quarter of fiscal 2001. Operating income for the current quarter was $3.6 million compared to $24.2 million for the year-ago quarter. Net loss for the current quarter totaled $8.6 million, or $0.15 per basic and diluted common share, compared to net income of $1.6 million, or $0.03 per basic and diluted common share, for the year-ago quarter.

In the first quarter of fiscal 2002, net sales decreased $51.9 million due to decreased volume ($28 million) and decreased average net selling prices ($24 million). Weak domestic economic conditions and the relative strength of the U.S. dollar versus foreign currencies were the primary causes of the reduced volume and lower selling prices.

Gross margin for the first quarter of fiscal 2002 decreased to $28.1 million from $51.3 million in the prior-year quarter primarily from lower average selling prices for its products ($20 million, net of $4 million in lower containerboard and kraft paper costs) and lower volume ($12 million). This decline was partially offset by favorable fiber costs ($1 million), reduced SG&A costs ($3 million), and lower manufacturing costs ($7 million).

Corrugated shipments decreased approximately 10 percent in the first quarter of fiscal 2002 to 3.5 billion square feet compared to 3.9 billion square feet in the year-ago quarter while industrial and retail bag shipments decreased to 77 thousand tons from 81 thousand tons during the same time periods, both primarily due to weak domestic economic conditions. Total mill production decreased approximately 7 percent to 3,893 tons per day (TPD, calculated on the basis of the number of days in the period) during the first quarter of fiscal 2002 compared to 4,195 TPD in the prior-year quarter, due to weak market conditions. Quarter-over-quarter, containerboard and unbleached kraft paper production decreased due to market conditions approximately 5 percent to 3,271 TPD from 3,457 TPD and 16 percent to 622 TPD from 738 TPD, respectively, over the prior-year.

Average net selling prices decreased for corrugated products and retail bags by approximately 8 percent and 7 percent, respectively, however, average prices were unchanged for multiwall bags in the first quarter of fiscal 2002 compared with the prior-year quarter. Average net selling prices decreased for the Company's domestic linerboard, export linerboard and unbleached kraft paper approximately 20 percent, 24 percent and 13 percent respectively, in the first quarter of fiscal 2002 compared to the same quarter in the prior year.

Fiber costs decreased primarily due to lower average delivered costs for old corrugated containers (OCC) and wood chips of approximately 15 percent and 3 percent, respectively, in the quarter-over-quarter comparison. Average delivered costs for double lined kraft (DLK) clippings, however, increased approximately 6 percent in the first quarter of fiscal 2002 compared to the same quarter in the prior year.

Selling and administrative costs were $24.5 million for the current quarter compared to $27.1 million for the year-ago period. This decrease was due primarily to staff reductions, reduced use of outside consultants, tightening of incentive programs and the elimination of non-essential travel, all resulting from the Company's cost reduction program and was partially offset by approximately $1.5 million of expenses associated with the Temple-Inland offer.

Net interest expense decreased to $21.1 million in the first quarter of fiscal 2002 from $22.4 million in the prior-year quarter. Lower average borrowing rates decreased interest expense by approximately $1.7 million, while higher average debt levels increased interest expense by $0.4 million.

Other income - net included a $2.9 million pretax gain from the sale of a 50 percent interest in a joint venture that produced corrugated sheets and corrugated containers in Mexico.

In the first quarter of fiscal 2002, the Company recognized a tax benefit of $5.8 million compared to a tax provision of $1.0 million in the prior-year quarter. The effective tax rate was 40 percent in both the first quarter of fiscal 2002 and fiscal 2001.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments. The cumulative effect of this accounting change was income net of taxes of $0.1 million.

RECENT DEVELOPMENTS

On January 21, 2002, the Company and Temple-Inland Inc.(Temple-Inland) announced the signing of a new definitive merger agreement (Merger Agreement) which expires March 15, 2002. Temple-Inland's previously announced tender offers and merger agreement to acquire the Company were allowed to expire on January 7, 2002, because an insufficient amount of notes were tendered to satisfy the minimum note condition applicable to the offers. If all conditions to the new Merger Agreement are satisfied, the Company and Temple-Inland would be merged (Merger). Pursuant to the Merger Agreement, Temple-Inland extended cross-conditional tender offers for all of the Company's outstanding shares of stock and senior and senior subordinated notes (collectively, the Notes). Consummation of the Merger is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of the Company's stock being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions.

The tender offers for the outstanding shares of the Company and for the Notes are scheduled to expire on February 19, 2002 but may be extended by Temple-Inland under certain conditions. If the offer is accepted, each holder of common stock will receive $1.17 per share. Holders of the 9 3/8% senior notes due 2007 and the 9 3/4% senior notes due 2007 will receive $900 per $1,000 principal amount and holders of the 9 7/8% senior subordinated notes due 2008 will receive $400 per $1,000 principal amount.

On January 31, 2002, Temple-Inland announced that: it had received tenders and consents from at least a majority in principal amount of each series of notes; the withdrawal deadline with respect to the Notes offer had passed; and Notes that have been tendered or may be tendered may not be withdrawn. If the Merger is consummated, supplemental indentures, executed by the Company, governing each issue of the notes will become operative which eliminate substantially all of the restrictive covenants, including change in control provisions. For further information, see the Company's Schedule 14D-9, dated January 21, 2002 and as subsequently amended.

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

Net cash used by operations was $16.1 million and $8.1 million for the first quarter of fiscal 2002 and fiscal 2001, respectively. The unfavorable comparison was primarily due to decreased earnings offset somewhat by decreased working capital requirements. The reduced working capital requirements resulted from accounts receivable that declined due to reduced sales and the realization of natural gas contract prepayments.

Cash flows provided by investing activities for the first quarter of fiscal 2002 was $6.6 million, compared with cash flows used in investing activities of $4.9 million in the year-ago quarter. Approximately $8 million of the favorable change was due to the receipt of proceeds from asset sales, while $4 million was due to reduced capital expenditures.

Cash flows from financing activities decreased to $6.1 million in the first quarter of fiscal 2002 from $18.1 million in the year-ago quarter. This decrease is primarily due to the prepayment of the term loan with the proceeds from the asset sale.

LIQUIDITY

At December 31, 2001, the Company had cash and equivalents of $5.8 million, a decrease of $3.4 million from September 30, 2001, as cash used in operations exceeded cash provided by investing and financing activities. Total debt increased $7.3 million to $967.2 million at December 31, 2001 from $959.9 million at September 30, 2001 as a result of the increased revolver borrowings due to decreased earnings from operations.

Over the next twelve months, the Company will be required to repay approximately $5 million of non-bank debt and reduce commitments and or repay bank credit agreement debt by $20 million on or before March 31, 2002, and by an additional $100 million on or before December 31, 2002. The Company anticipates that it will fund these repayments with cash from operations, borrowings under its credit agreements and the proceeds from the sale of assets. If the Company is unable to generate the required cash from these sources it will be required to seek modifications to or refinance its bank credit agreement. There are no assurances that either alternative can be implemented successfully.

Consolidation among major containerboard industry producers has resulted in the reduction of domestic containerboard capacity. This rationalization, combined with limited new containerboard capacity additions and market-related downtime has resulted in relatively balanced industry supply/demand conditions despite recent weak domestic and export demand. However, due to the weak demand and despite the above efforts, published industry prices for linerboard and kraft paper declined $20 per ton and $10 per ton, respectively, in the first quarter of fiscal 2002 from the end of fourth quarter fiscal 2001 levels. There can be no assurance as to when or if a domestic and global economic recovery will occur with a resulting positive impact on prices, however continued economic weakness will likely have a negative impact on prices for the Company's primary and converted products.

In the first quarter of fiscal 2002, average delivered costs for wood chips and OCC were essentially unchanged compared to the fourth quarter of fiscal 2001. Average delivered prices of DLK increased approximately 10 percent in the first quarter of fiscal 2002 compared to fourth quarter fiscal 2001. Fiber markets are difficult to predict; thus, there can be no assurance of the future direction of wood chip, OCC and DLK prices.

To manage exposures to natural gas price increases during fiscal 2001 and 2002, the Company entered into a series of fixed price purchase contracts for delivery of natural gas to two of its mills. The contracts, which expire at various dates through March 2002, were accounted for under the normal purchase exception of Statement of Financial Accounting Standard (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS 133) and, accordingly, are recorded as a cost when the natural gas is delivered. The Company also entered into a series of natural gas financial swap agreements to manage exposures to natural gas price increases at one of its mills. Such contracts, which expire at various dates through March 2002, were accounted for as cash flow hedges and, accordingly, are recorded at market value as an asset or a liability at the balance sheet date. Changes to the fair value of such derivative contracts are recorded to Other comprehensive income (loss). At December 31, 2001, these derivative contracts represented a liability of $1.0 million with a corresponding unrealized holding loss, net of tax, of $0.3 million included in Accumulated other comprehensive income (loss). Under the terms of the fixed price contracts and the natural gas financial swap agreements the Company had on deposit at December 31, 2001, approximately $5.1 million and classified the deposit as a prepaid expense on the balance sheet.

The three month average of the Company's total natural gas prices paid (including the effect of the derivative contracts) declined in the first quarter of fiscal 2002 by 29 percent when compared to the fourth quarter of fiscal 2001. The natural gas market is difficult to predict, and there can be no assurance of its future direction.

Under the terms of its bank credit agreement the Company is required to meet financial performance covenants including minimum levels of EBITDA, as defined, and interest coverage ratios each quarter based upon the latest twelve months results. Based on current prices for converted and primary products (including the impact of the December decline in published prices), raw materials and energy (including current natural gas commitments), and assuming maintenance levels of capital spending, no material increase in required working capital and the successful implementation of a cost reduction program, the Company believes that it will comply with its financial covenants and that cash provided by operations, borrowings available under its credit agreements and asset sales, will provide adequate liquidity to meet debt service obligations and other liquidity requirements up to March 31, 2003. Unless there is price improvement by then, the Company will need to renegotiate or refinance its bank credit agreement. In the event that product prices decline further and/or projected sales volumes are not achieved, the Company will be required to renegotiate its bank agreement covenants and will likely require an additional infusion of liquidity through asset sales and/or expansion of its bank credit lines. There are no assurances that either of these alternatives can be implemented successfully. The Company will be required to refinance its bank credit agreement debt by June 2003 when it matures. At December 31, 2001, the bank credit agreement contained $241 million of borrowing commitments to the Company, of which approximately $203 million including $10 million of standby letters of credit were outstanding and approximately $38.8 million of credit available under the revolving portion of its credit agreements of which $17.5 million was restricted in its availability.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate:

The Company is subject to market risk associated with changes in interest rates due to its variable rate debt. The impact on the Company's cash flows and pre-tax results of operations on an annual basis from a 1 percent change in interest rates is approximately $2.7 million.


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

The potential change in fair value resulting from a 10 percent change in the underlying natural gas price would be approximately $0.1 million.


FORWARD-LOOKING STATEMENTS IN THIS FILING, INCLUDING THOSE IN THE FOOTNOTES TO THE FINANCIAL STATEMENTS, ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "PROJECTED," "EXPECTS," "ANTICIPATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC AND BUSINESS CONDITIONS BOTH IN THE U. S., AND GLOBALLY, COMPETITIVE MARKET PRICING, INCREASES IN RAW MATERIAL, ENERGY AND OTHER MANUFACTURING COSTS, FLUCTUATIONS IN DEMAND FOR THE COMPANY'S PRODUCTS, POTENTIAL EQUIPMENT MALFUNCTIONS, PENDING LITIGATION AND TIMING AND COMPLETION OF TEMPLE-INLAND'S ANNOUNCED TENDER OFFERS FOR THE COMPANY'S SECURITIES AND THE RELATED MERGER TRANSACTION. FOR ADDITIONAL INFORMATION SEE THE COMPANY'S FORM 10-K FILING FOR THE MOST RECENT FISCAL YEAR.

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

Item 6.       Exhibits and Reports on Form 8-K.

              Number and Description of Exhibit

              a)    Exhibits

              Number and Description of Exhibit

               2.1 Agreement and Plan of Merger by and among the Registrant and Temple-Inland Inc. and Temple-Inland Acquisition Corporation dated January 21, 2002

              10.1 Stock Option Agreement by the Registrant and Temple-Inland Inc. dated January 21, 2002

              b) No reports on Form 8-K were filed for the quarter ended December 31, 2001

              ------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GAYLORD CONTAINER CORPORATION

Date:  February 14, 2002             /s/ Marvin A. Pomerantz
                                     ------------------------------------
                                     Marvin A. Pomerantz
                                     Chairman and Chief Executive Officer


Date:  February 14, 2002             /s/ Jeffrey B. Park
                                    -------------------------------
                                     Jeffrey B. Park
                                     Vice President, Finance
                                     (Principal Accounting Officer)